Form 10KSB40
period 1996-12-31
AMPLIDYNE INC
filed 1997-04-15
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                            REPORT ON FORM 10-KSB

        [X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the fiscal year ended December 31, 1996

Commission File No. 0-21931


                               AMPLIDYNE, INC.
            (Exact name of registrant as specified in its charter)


Delaware                                      22-3440510
(State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

144 Belmont Drive
Somerset, New Jersey                            08873
(Address of Principal                         (Zip Code)
 Executive Offices)

Registrant's telephone number, including area code: (908) 271-8473

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:

                   Common Stock, par value $.0001 per share
                               (Title of Class)

               Class A Redeemable Common Stock Purchase Warrant
                               (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes __ No X

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $2,219,945.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 14, 1997, was approximately $12,937,500.

         Number of shares outstanding of the issuer's common stock, as of March 14, 1997 was 4,460,000.

         Documents Incorporated by Reference:  None

                                    PART I

Item 1.   BUSINESS

         General

         Amplidyne, Inc., a Delaware corporation ("Amplidyne" or the "Company") designs, manufactures and sells ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. These power amplifiers, which are a key component in cellular base stations, increase the power of radio frequency ("RF") and microwave signals with low distortion, enabling the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multicarrier power amplifiers that support a broad range of analog and digital transmission protocols including advanced mobile phone services ("AMPS"), code division multiple access ("CDMA"), time division multiple access ("TDMA"), total access communication systems ("TACS"), extended total access communication systems ("ETACS"), nordic mobile telephone ("NMT"), global system for mobile communications ("GSM") and digital communication service at 1800 MHz ("DCS-1800"). The products are marketed to the cellular, wireless local loop and personal communication systems ("PCS") segments of the wireless telecommunications industry. The PCS segment of the market is one of the fastest growing segments and the Company has devoted significant resources in 1996 to develop products for this market. The Company's largest wireless telecommunications customers are DSC Communications and Samsung, each of which is an original equipment manufacturer ("OEM").

         Amplidyne has several products covered by a patent issued by the United States Patent and Trademark Office for Pre-Distortion and Pre-Distortion Linearization which, the Company believes, is more effective in reducing distortion than other currently available technology. In addition to its presence in the wireless telecommunications industry, the Company designs and manufactures products for uplink satellite communications and for audio and TV transmission links. The Company also believes that its products have great potential opportunity for the wireless communication industry in developing countries.

         In addition to the Company's product line of single channel power amplifiers which are currently utilized by the wireless communications industry, the Company has developed a Multicarrier Linear Power Amplifier ("MCLPA"). MCLPA combines the performance capabilities of up to 25 single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii) established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology which amplifies many channels with minimal distortion at the same time with one product.

         The Company intends to capitalize on its extensive management experience developing power amplifiers for worldwide markets by introducing more sophisticated amplifiers for commercial applications. Amplidyne believes that its core technological expertise should continue to enhance its ability to introduce new products for the wireless telecommunications industry.

         The Company was incorporated on December 14,1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995. The Company maintains its executive offices at 144 Belmont Drive, Somerset, NJ 08873 and its telephone number is
(908) 271-8473. The Company completed its initial public offering of 1,610,000 Units (each Unit consisting of one (1) share of Common Stock and one (1) Redeemable Common Stock Purchase Warrant ) in January 1997 pursuant to firm commitment underwritten offering. The offering price was $5.10 per Unit. The Common Stock and Warrants trade on the Nasdaq SmallCap Market.

Forward Looking Statements

         Certain information contained in this Annual Report on Form 10-KSB, including, without limitation, information appearing under Part I, Item I (Business), and Part II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form SB-2 dated January 21, 1997, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-KSB.

Industry Background

         The market for wireless communication services has grown substantially during the past decade. Cellular service has been one of the fastest growing segments of the wireless telecommunications market. The worldwide wireless revolution exploded in 1994, adding 24 million new subscribers bringing the total global subscriber count in 1995 to approximately 55 million, a growth rate of more than 70%. However, this represents a worldwide penetration of only

1.35%. Industry officials project a worldwide market penetration of 8% going into the next century, a 50% compounded annual growth rate ("CAGR"). The growth in cellular communications has required, and will continue to require, substantial investment by cellular service providers in wireless infrastructure equipment. Moreover, management believes that intensified competition among cellular service providers is resulting in declining costs to end-users as well as new types of service offerings. This demand, coupled with unprecedented growth, will, in management's belief, require new infrastructure equipment and technology that will allow better coverage for higher-density networks. Carriers also need to have the flexibility to place cell sites anywhere, provide speedier deployment without regard to frequency allocation or planning with lower installation, maintenance and operational costs. In order for carriers to meet their demands, new technologies and base station equipment must be deployed.

         The PCS market is also one of the fastest growing segments in the wireless telecommunications market. Recently major OEMs such as AT&T have announced digital PCS services nationwide; such service is expected to begin in early 1997. PCS service providers are attracting more subscribers than analysts had projected. The attraction to consumers is lower prices than cellular and as well as the fact that PCS phones use more powerful digital technology, which improves call quality compared with cellular service. This result is due to the fact that PCS transmits at a higher radio frequency. It is also easier to program PCS phones for advanced features (i.e., sending electronic mail and news headlines). Amplidyne has developed PCS linear amplifiers and PCS MCLPAs. Management believes that these products will produce increased sales for the Company during the next few years.

         A cellular system consists of a number of cell sites which are networked to form a cellular system operator's geographic coverage area. Each cell site has a base station which houses the equipment that transmits and receives telephone calls between the cellular subscriber within the cell and the switching office of the local wireline telephone system. Such base station equipment includes an antenna and a series of transceivers, power amplifiers and cavity filters. Large cell sites, which generally cover a geographic area of up to five miles in radius, are commonly referred to as "macrocells."

         Cellular system operators in densely populated areas are able to expand the capacity of their existing cellular systems by incorporating smaller cells, commonly referred to as "microcells," that divide macrocells into several smaller cell sites, typically one to three miles in radius. The base stations for microcells are substantially smaller physically than base stations for macrocells. Microcells require less expensive equipment at each base station, but require greater numbers of these smaller base stations to maintain service quality and system capacity.

         The ability of cellular system operators to increase system capacity through the use of microcells is largely dependent on their ability to broadcast multiple signals with acceptable levels of interference and distortion. In cellular systems, the amplifier is generally the greatest source of signal interference and distortion, particularly with multi carrier high power amplifiers. Consequently, obtaining amplifiers which can transmit and receive multiple signals with low distortion or interference from adjacent signals ("high spectral purity") is critical to a cellular system operator's ability to increase system capacity. Substantial resources and technical expertise are required to design and manufacture multi carrier power amplifiers with high spectral purity. To achieve high spectral purity, multi carrier amplifier systems must have high interference cancellation properties.

         In addition to cellular/ PCS system operators' need for base station equipment, in many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a cellular or PCS network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a wireless local loop system, use is made of wireless radio systems instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems.

         The Company's satellite amplifier products are used to amplify the signal which is being transmitted from the ground up to the satellite. The manufacturers of satellite communications equipment operate in commercial markets such as television broadcast services and commercial military communications. Amplidyne has also provided amplifiers for terrestrial radio systems which are used for television and audio signal transmission.

Company Strategy

         Utilizing its proprietary, patented technology and experience in interference cancellation, the Company is pursuing a strategy, focused on the need of cellular, wireless local loop and PCS system operators, to develop technologically advanced amplifier based products. The Company has recently developed products which address the technical issues faced by such system operators as a result of the rapid growth in wireless telephone use (cellular, PCS and wireless local loop) and the resulting need to increase systems capacity.

         Since early 1995 the Company has been involved in research, design and development of linear power amplifiers and MCLPAs for the wireless communications industry and most recently for the emerging PCS industry. The Company has received a patent from the United States Patent and Trademark Office on its predistortion technology which has enabled the Company to provide ultra linear amplifiers with its proprietary feed forward technology. Since early 1996 the Company has allocated substantial engineering resources to develop linear power amplifiers and MCLPAs for the emerging PCS market. The Company has focused on establishing working relationships with major OEMs to develop products for the PCS market, which is projected to show increased growth in 1997.

         Management believes that with its predistortion technology and the linearity capability of its core amplifier technology, the Company can achieve similar performance from a multicarrier amplifier which others achieve by using dual feed forward loops; this results in much higher component count within the amplifier unit and may result in poor reliability for such products, compared to predistortion based feed forward amplifiers which use fewer components and thereby have a high reliability.

         The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

         Increase Penetration of Wireless Equipment Manufacturers. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs, such as DSC Communications and Samsung. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Based on the performance characteristics and functionality of its products, Amplidyne believes it will be able to more rapidly penetrate the infrastructure equipment market by initially focusing its marketing efforts on large OEMs rather than system operators.

         Develop Relationships with Emerging Wireless Equipment Manufacturers. The Company anticipates that emerging wireless equipment manufacturers will make an increasingly significant contribution to the growth of the wireless telecommunications industry particularly the PCS and cellular segments. Management believes that its linear power amplifiers and MCLPAs will assist these equipment manufacturers in providing high capacity, low distortion low cost per channel products and has already begun to sell amplifiers to several emerging wireless equipment manufacturers.

         Develop Products for Multiple Protocols. The Company intends to continue to invest resources in the research and development of new products for various protocols. For cellular systems, the Company currently supports the AMPS and TACS analog protocols, and the CDMA, TDMA, E-TACS, NMT and GSM digital protocols. For PCS systems, Amplidyne currently supports CDMA, TDMA, DCS-1800 and PCS-1900 digital protocols. Amplidyne is continuing to develop products that incorporate protocols which it believes will address the needs of established and emerging wireless systems. Management believes the development of products for multiple protocols will enable Amplidyne to benefit from the continuing growth of existing wireless systems and other emerging wireless telecommunications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry protocols.


         Maintain a Technology Leadership Position. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented predistortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to invest substantial resources in research and development associated with its interference cancellation technologies. See "Technology". The Company has emphasized research and development on PCS products during 1996 which management believes will be a growth area for the Company during 1997.

         Develop Innovative Proprietary Products. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative and are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company also plans to adopt this expertise for new commercial market applications and product requirements and develop products for the emerging DCS-1800 and PCS-1900 markets. The Company has developed amplifier products during 1996 which can be used in PCS repeater subsystems. Management believes that this segment of the business will show increased growth.

         Provide Support from Product Design through Installation and Operation. The Company works with its customers throughout the design process to assist them in refining and developing their amplifier specifications. Once the specifications have been met and the product delivered, Amplidyne continues to provide technical support to facilitate system integration, start-up and continued operation. By providing customer support services from the product design phase through installation and operation, management believes it fosters increased levels of customer loyalty and satisfaction. In addition, through this process, the Company believes it will develop new product definitions and implementations to further enhance the strategic position of the Company in the wireless market.

         Maintain Control of the Manufacturing Process. As part of the transition to becoming a leading amplifier supplier to the wireless telecommunications market, Amplidyne is in the process of implementing in-house automated manufacturing in order to control its production schedule. In certain instances, Amplidyne has made the strategic decisions to select single or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control.

The Amplidyne Advantage

         The Company believes that its products, particularly the ultra linear power amplifiers and MCLPAs, have several features which differentiate them from those of its competitors, such as:

         The Predistortion Solution. Utilizing its proprietary technology the Company can obtain significant distortion reduction in its core amplifiers. This enables the predistorted amplifier to have feed forward correction (which is described below, see "Technology") applied to it to achieve distortion cancellation. The Company believes that its competitors are only able to obtain this level of distortion cancellation by use of complex and component intensive "Dual Feed Forward Loops" resulting in the use of more components within the amplifier unit. In general, the fewer components that an amplifier uses, the better its reliability.

         Superior Distortion and Spurious Cancellation Resulting in Ultra Linear High Power Amplifiers.The Company believes the use of MCLPAs is critical in the implementation of new cellular systems and upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. Amplidyne has developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers.

         By utilizing its proprietary and patented predistortion technology and its proprietary feed forward technology, the MCLPAs amplification capacity of the Company's amplifiers are, in management's belief, among the best in the industry. Standard MCLPAs currently support 25 channels with approximately 25 watts composite power, resulting in approximate 1 watt per channel. The Company's MCLPAs support up to 25 channels at 4 watts per channel, an approximate 400% increase over industry standard MCLPAs.

         High Quality and Reliability. Amplidyne believes that it has consistently provided high quality, reliable products to its customers. The Company has many thousands of its amplifiers in the field. Management believes that its reputation for quality and reliability will enable Amplidyne to attract new customers and maintain existing customers for all its products.

         Linearity, Low Distortion and High Amplification. Wireless service providers' ability to manage scarce spectrum resources more effectively and accommodate a larger number of subscribers is largely dependent on their ability to broadcast signals with high linearity, which pertains to the ability of a component to amplify a wave form without altering its characteristics in undesirable ways. Linear amplifiers allow signals to be amplified without introducing spurious emissions that might interfere with adjacent channels. Higher linearity increases the capacity of cellular systems by enabling a more efficient use of digital transmission technologies, microcellular architectures and adaptive channel allocation. In current cellular systems, the power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining power amplifiers with high linearity and low distortion is critical to wireless service providers' ability to improve spectrum efficiency.

         The Company has several products covered by a patent issued by the United States Patent and Trademark Office which it believes gives it a significant advantage over its competitors. These features for Pre-distortion and Pre-distortion Linearization designs significantly reduces distortion below that which is currently available in the marketplace.

         Multicarrier Designs. Multicarrier amplification, in which all channels are amplified together by a MCLPA, rather than each channel using a separate amplifier, allows for instantaneous electronic channel allocation. Functionally, it combines multiple single channel power amplifiers, typically 16, into a single unit, thereby eliminating the single channel power amplifiers and the corresponding tunable cavity filters. MCLPAs require significantly higher linearity compared to single channel designs.

         By virtue of the Company's high linearity products which incorporates pre-distortion and feed forward technology achieving, in management's belief, the lowest distortion in the industry, the MCLPA amplified signal remains within their prescribed band and spectrum with low interference of adjacent channels thus providing flexibility to accommodate any frequency plan. Management believes that its technology in MCLPAs will enable Amplidyne to attract new customers.

         Low Noise Amplifier. Since 1991, the Company has been manufacturing low noise amplifiers (LNA) which are used in the receiver section of the base station (digital and analogue). With this technology, the Company has the ability to offer "booster amplifiers" to the wireless industry which incorporate LNAs, MCLPAs and receive / transmit filters. Management believes that there is a significant market for "booster amplifiers" which it intends to pursue. The Company has recently received orders for small quantities of its low noise PCS products. Management believes that this line of products have growth potential.

         High Quality, Reliability and Customer Support. The Company believes that the power amplifier in cell sites historically has been the single most common point of equipment failure in wireless telecommunications networks. Increasingly reliable power amplifiers, therefore, will improve the level of service offered by wireless service providers, while reducing their operating costs. In addition, MCLPAs eliminate the need for high-maintenance, tunable cavity filters which should further reduce costs.


         The Company works closely with its customers throughout the design process in refining and developing their amplifier specifications. The Company uses the latest equipment and computer aided design and modeling, solid state device physics, advanced digital signal processing ("DSP") and digital control systems, in the development of its products in their specialized engineering and research departments. The integration of the Company's design and production is a factor in the Company's ability to provide its customers with high reliability, low distortion and low maintenance amplifiers.

Technology

         Wireless Transmit Technology. A typical cellular communications system comprises a geographic region containing a number of cells, each with a base station, which are networked to form a cellular service provider's coverage area. Each base station or cell site houses the equipment that transmits and receives telephone calls to and from the cellular subscriber within the cell and the switching office of the local wireline telephone system. Such equipment includes a series of transceivers, power amplifiers, tunable cavity filters and an antenna. In a single channel system, each channel requires a separate transceiver, power amplifier and tunable cavity filter. The power amplifier within the base station receives a relatively weak signal from the transceiver and significantly boosts the power of the outgoing wireless signal so that it can be broadcast throughout the cell. The radio power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal. The signal must also be amplified with linearity in order to remain in the assigned channel with low distortion or interference with adjacent channels.

         Because cellular operators are allocated a small RF spectrum and certain channels, it is necessary to make efficient use of the spectrum to enable optimum system capacity. By amplifying all channels with minimum distortion at the same time, rather than inefficient use of single channel amplification, one obtains better system capacity. A MCLPA combines the performance capabilities of up to 25 single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. These MCLPAs require less space than multiple single channel amplifiers and their corresponding tunable cavity filters which reduce the size and cost of a base station.

         MCLPAs create distortion products which can cause adjacent channel interference. The minimization of these distortion products requires sophisticated technology. This is accomplished through interference cancellation techniques such as "predistortion" and "feed forward" accompanied by highly advanced control and processing technology. The Company has developed certain proprietary technology and methods to achieve minimal distortion in its amplifiers, technically called predistortion and feed forward correction. The Company uses three distinct technologies (A) Linear class A and AB amplifiers,
(B) Predistorted class A and AB amplifiers and (C) Predistortion feed forward amplifiers. The Company's proprietary leading edge products contain patented predistortion and proprietary feed forward technology combined in a proprietary automatic correction technique.

         All amplifiers create distortion when they are run at a high power level. In an ideal case the output of the amplifier would faithfully reproduce the input signal without any distortion. In real life, however, distortion characteristics are produced. These distortion products can cause interference with another caller's channel which in turn produces poor call quality. By using a simple, patented technology, Amplidyne recreates the distortion for the amplifier in such a manner to cancel the interference signals.

         Amplidyne believes that this cancellation technique is superior to any other predistortion technology available at present. Feed forward cancellation involves taking the distortion created by the amplifier and processing it in such a way that when it is added back into the amplifier having been pre-distorted and combined with the feed forward technology, distortion cancellation occurs. The Company believes that its patented technology has the most unique and potent technology for distortion cancellation. Furthermore, Amplidyne has selected linear class AB technology for its base amplifier which it believes also has superior distortion characteristics compared to other competitors because it is easier to pre-distort. Thus the three key ingredients
(a) Linear class A and AB amplifiers, (b) Predistortion technology and (c) Feed forward technology enables Amplidyne to produce MCLPAs with what it believes to be the best distortion cancellation available on the market.

         Analog v. Digital Technology. Cellular system operators are increasing their system capacity by transitioning from analog to digital technology. Cellular systems based on analog technology are capable of carrying only one call per channel. Current analog standards and formats include AMPS and TACS. Digital systems allow a given channel of spectrum to carry multiple calls simultaneously thereby increasing system capacity. Conversion to digital transmission is expected to allow three to eight times as many voice conversations to occupy the same frequency bands. Current digital standards and formats include TDMA and CDMA in North America and GSM and DCS-1800 in Europe. An additional cellular system operating in the specialized mobile radio ("SMR") spectrum is in the early stages of deployment in the United States. This system uses digital techniques that include Frequency Hopping Multiple Access ("FHMA").

         Wireless Receive Technology. The receiving section of a cellular base station frequently uses two antennas for efficient spectrum usage. The deployment of complex circuitry and techniques, including the use of GaAsFET (Gallium Arsenide Field Effect Transistors) enhances the systems performance, enabling the weak "noisy" signal to be amplified with a significant reduction in the level of noise. Amplidyne has been manufacturing low noise amplifiers since 1991, with thousands currently in service.

Markets

         The market for wireless communications services has grown substantially during the past decade as cellular wireless local loop, SMR and other new and emerging applications (such as PCS) have become increasingly accessible and affordable to growing numbers of consumers. The growth of these markets has increased the demand for the Company's products, although the Company cannot predict trends in these markets.

         Cellular Market. The market for cellular communications is currently the largest of the wireless services. See " Industry Background." Cellular system operators have expanded the capacity of their existing cellular systems by splitting macrocells into smaller microcells. The Company believes that the relatively small size, high power and performance characteristics of its microcell MCLPAs will be particularly attractive to companies like AT&T, DSC Communications, Samsung, Goldstar as well as emerging wireless telecommunications infrastructure equipment providers when providing infrastructure equipment for such new cell sites.

         Wireless Local Loop and SMR Markets. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and Brazil, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets MCLPAs for infrastructure equipment systems in the wireless local loop market.

         SMR, like cellular communications, is a two-way service for both speech and data. SMR originally was designed as a private network for closed groups communicating between a base station and a large number of users, mainly for dispatching taxis, delivery and public safety vehicles. SMR system operators are subject to certain limitations which make the use of SMR frequencies more appropriate for short dispatch messages. The success of SMR as a new type of wireless service will depend in part on whether infrastructure manufacturers and service providers can reduce costs so as to gain greater market penetration than cellular service providers.

         Custom Communications and Other Markets. The custom communications market consists of small niche segments within the larger communications market: long-haul radio communications, land mobile communications, surveillance communications, ground-to-air communications, microwave communications, broadband communications and telemetry tracking. The Company sells custom amplifiers and related products to these segments. See " Customers, Sales and Marketing".

         PCS and Other Potential Markets. The Company believes that new types of wireless systems will be introduced in the near future. For example, in 1994 and 1995, the FCC auctioned RF spectrum in the 1.85 to 1.99 gigahertz range for the provision of PCS. Like SMR, the success of PCS will depend in part on whether manufacturers and service providers can reduce system manufacturing and service costs sufficiently. The Company believes that cellular, SMR and PCS will share future markets with PCS capturing the most significant portion of this market. See

"Business - Industry Background." The Company is currently developing products for the PCS market, has shipped prototype products for the PCS market and has recently received purchase orders for PCS linear power amplifiers.

Products

         The Company designs and sells multicarrier transmit amplifiers and low noise receive amplifiers for the cellular communications market, as well as the PCS, wireless local loop and special mobile radio (SMR) segments of the wireless communications industry. The Company also provides a large number of catalog and custom amplifiers to OEMs and to other customers in the communications market in general.

         o Multicarrier Linear Power Amplifiers (MCLPAs). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPAs) whether they are being used for cellular, PCS or local loop applications. Amplidyne manufactures these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that Amplidyne's products with its patented predistortion technology, core linear amplifier technology and proprietary feed forward technology achieve all of the above mentioned objectives. Amplidyne's MCLPAs are a unique line of ultra linear devices which utilize a proprietary predistortion and phase locked feed forward architecture. MCLPAs typically amplify up to 25 carriers at 4 watts of output power.

         The following table provides certain information regarding the Company's MCLPAs. The key item in this table is the IMD specification, which management believes is among the best available in the industry.

                       AMPLIDYNE'S MCLPA PRODUCT SUMMARY

                                                        OUTPUT
     Product                                             POWER
    Model No.           FREQUENCY       STANDARD         WATTS     IMD (dBc)*
    ---------           ---------       --------        ------     ----------
AMP461/466-N-100         463-467.5      NMT-450          100          -70

AMP651/866-SE-100        851-866        SETACS           100          -70

AMP869-896-100           869-894        AMPS/CDMA        100          -70
                                        CDPD, TDMA

AMP917/950-E-100         917-960        ETACS/CDMA       100          -70

AMP1819-D-100           1805-1880       DCS-1800         100          -70


AMP1990-P-100           1930-1990       PCS-1900         100          -70

AMP1855-K-100           1840-1870       PCS-CDMA         100          -70

       * Carrier to Intermodulation Distortion Radio (the industry's standard measure) and spurious emissions.

         o High Power Linear Amplifiers. Amplidyne's product line of linear amplifiers have a high third order intercept point which translates to better call quality. These high power amplifiers are supplied as modules or plug in enclosures. The communication bands available are NMT-450, AMPS, TACS, ETACS and PCS. The output power ranges from 1 to 200 Watts. These amplifiers can be used in instances where service providers only need a single transmit channel.

The following table lists the Company's high power linear amplifiers:

Model No.       FREQUENCY MHz      STANDARD       POWER WATTS     IMD (dBc)
---------       -------------      --------       -----------     ---------
AMP0861-50         869-894         CDMA               25             -50
                                   AMPS/TDMA          50             -40
                                   AMP/CDPD           65             -25

AMP0935-16         925-960         GSM                65             -25

AMP0933-50         917-960         ETACS              65             -25

AMP0450-25         463-468         NMT-450            50             -40

AMP1855-25        1840-1870        DCS-1800           30             -30

AMP1990-25        1930-1990        PCS-1900           30             -30
                                   TDMA               50             -40
                                   CDMA               25             -40


         o Local Loop and Mini Cell Amplifiers. Local loop and mini cell amplifiers are designed with a proprietary circuit to achieve a high IMD specification, which translates to better call quality through the mini cell. These amplifiers can be supplied by the Company as modules or in a rack configuration.

         o Low Noise Amplifier, Cellular, PCN, PCS, GSM. Amplidyne's low noise amplifiers are manufactured with a mix of silicon and GaAsFET devices. These amplifiers offer the user the lowest noise and the highest intercept point, while maintaining good efficiency. Received calls at a base station are low in level due to the fact that hand held cellular phones typically operate at half a watt power level. This weak signal has to be amplified clearly which is done by using Amplidyne's low noise amplifier. All amplifiers undergo 72 hour burn-in period to ensure reliable filed operation.

         o Communication Amplifiers. These amplifiers are designed for cellular and PCN/PCS applications and use GaAs or Silicon Bipolar FET devices. Management believes that this product provides the industry's best performance per dollar. The transmit amplifiers are optimized for low distortion products. Custom configurations are available for all communication amplifiers. This line of products is aimed at the single channel base station users employing the digital cellular standards (CDMA and TDMA). Management believes by marketing this product in this format a distinct, large market can be addressed by these products.

         o Receive Multi-Coupler Amplifiers. Amplidyne supplies dual receiver multi-carriers for cellular and PCS bands. Management believes that this product line offers high performance and reliability. Receive multi-coupler amplifiers consist of low noise amplifiers, as described above, filters and other components used as a receiving subsystem within the base station. Management believes by offering this product line, Amplidyne has more value added to its low noise amplifiers and at the same time can satisfy the requirements of its customers.


         The Company has used its technological expertise to improve the linearity of its amplifiers by introducing pre-distortion and compensation techniques. Several of the Company's single-channel amplifiers include linearity correction and compensation networks. These techniques are combined with automatic error correction circuits to enhance the linearity and performance of the Company's feed-forward amplifiers. Amplidyne has also used its technological expertise to design and manufacture new products, such as the first 200 watt average power multi-channel pre-distortion amplifier, and a PCS single-channel CDMA amplifier being used in an overseas CDMA base station evaluation.

         The Company's wireless telecommunications amplifiers can be configured as modules, separate plug-in amplifier units or integrated subsystems. The Company's products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test
(BIT) for automatic fault diagnostics.

Product Warranty


         The Company warrants new products against defects in materials and workmanship for a period of one (1) year from the date of shipment. To date, the Company has not experienced a material line of warranty claims.

Backlog

         As of December 31, 1995 the Company had a backlog of $3.5 million. As of December 31, 1996, the Company had a multi-year delivery backlog of approximately $103,000,000. It is anticipated that this backlog will be filled with continuing production during fiscal years 1997-1999. The Company cannot predict whether or not all of such backlog will be delivered inasmuch as purchase orders are subject to changes and/or cancellation particularly since the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior.

Customers, Sales & Marketing

         Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets since 1994.

                      Net Revenues By Market Categories
                                (in thousands)

                                                   Year Ended
                                                   December 31,
                                             -----------------------
Markets                                      1994      1995     1996
-------                                      ----      ----     ----

Cellular Analog .......................     $2,780    $  308   $  126

Cellular Digital.......................        143       591      452

Wireless Telephony.....................        187       435      759

Satellite Communications, Custom
and other  Products....................        465       476      231

Digital PCS Products...................        ---       ---      652

     Total.............................     $3,575    $1,810   $2,220


         Historically, the Company has derived a substantial percentage of its net revenues from various customers during certain fiscal periods and until fiscal 1994 the Company derived substantially all of its net revenues from cellular analog products. However, since 1995 the Company has focused primarily on digital cellular and wireless telephony and therefore the sales in those areas have substantially increased. The Company expects that for future sales the Company will have substantial market share in the cellular digital, wireless telephony and digital PCS products.

         * Cellular Analog and Digital. Since 1989 the Company has been working closely with AT&T Bell Labs to develop products for analog base stations primarily in the AMPS Band. These products consist primarily of high linearity pre-amp amplifiers and low noise amplifiers for the receive section of the base station. In subsequent years the Company shipped thousands of the amplifiers to its OEM customers. However, with the transition of digital technology the sales of the products decreased substantially in 1995 and the Company concentrated its efforts in developing MCLPAs. In February 1995 the Company received prototype orders for its wireless MCLPAs. Sales to the analog and digital cellular industry have decreased from 82% in 1994 to approximately 26% of total sales in 1996.

         * Wireless Telephony. As a result of the shift in the Company's research, engineering and development and marketing efforts, sales to the wireless telephone segments of the wireless communications industry have increased from approximately 5% of total revenues for fiscal year end 1994 to 34% of total revenue for the fiscal year end 1996.

         * Digital PCS. The Company has shipped prototype amplifiers to its OEM customers as of December 31, 1996 accounting for 29% of sales in the period ended December 31, 1996 and recently received purchase orders for its PCS products. Management expects this sector of the market to show substantial growth during fiscal 1997. The Company believes it is one of the pioneers for low noise, and single channel high power MCLPAs for the worldwide OEM and system operators.

         * International Sales. Sales of wireless products outside the United States (primarily to Western Europe and the Far East) represented approximately 8%, 30% and 34% of net sales during fiscal 1994, fiscal 1995 and fiscal 1996, respectively. The Company believes that cellular, PCS and wireless telephony growth worldwide is going to far exceed growth rate experienced in the U.S. The Company is positioning itself with strategic alliances with key OEM's overseas to be a prime source of base station, low noise and multi carrier power amplifiers.


         * Sales and Marketing. The Company's executive officers are involved in all aspects of the Company's relationships with its major OEM and system operator customers. The Company employs a direct sales approach focused on providing its wireless industry customers with unique solutions to satisfy their transmit and receive amplification needs. Sales of the Company's products to OEM and system operators requires close technical liaison with customer engineers and purchasing managers. The Company has entered into technical sales representative agreements for the territories of Maryland, Virginia, Pennsylvania, Washington, D.C., Delaware, New Jersey, Korea, England and parts of Western Europe. By having sales representatives in selected areas the Company can better serve its key customers in these areas and continue to have good relationships with them by providing technical support as well as strong individual based customer service.

Competition

         The ability of the Company to compete successfully and sustain profitability depends in part upon the rate of which OEM customers incorporate the Company's products into their systems. The Company believes that a substantial majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of a small number of wireless telecommunications OEMs and offered for sale as part of their wireless telecommunications systems. The Company's future success is dependent upon the extent to which these OEMs elect to purchase from outside sources rather than manufacture their own amplification products. There can be no assurance that OEM customers will incorporate the Company's products into their systems or that in general OEM customers will continue to rely, or expand their reliance, on external sources of supply for their power amplification products. Since each OEM product involves a separate proposal by the amplifier supplier, there can be no assurance that the Company's current OEM customers will not rely upon internal production capabilities or a non-captive competitor for future amplifier product needs. The Company's OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. These OEM customers are large manufacturers of wireless telecommunications equipment who could elect to enter the non-captive market and compete directly with the Company. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

         Certain of the Company's competitors have substantially greater technical, financial, sales and marketing, distribution and other resources than the Company and have greater name recognition and market acceptance of their products and technologies. In addition, certain of these competitors are already established in the wireless amplification market, but the Company believes it can compete with them effectively. No assurance can be given that the Company's competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. To the extent that OEMs increase their reliance on external sources for their power amplification needs more competitors could be attracted to the market.

         The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company expects to experience significant price competition, which could have a materially adverse effect on gross margins. Certain of the Company's competitors have substantial financial resources which may enable them to withstand sustained price competition or downturns in the power amplification market. Currently, the Company competes primarily with non-captive suppliers of power amplification products. The Company believes that its competition, and ultimately the success of the Company, will be based primarily upon service, pricing, reputation and the ability to meet the delivery schedules of its customers.

Manufacturing

         The Company assembles, tests, packages, and ships its products at its manufacturing facilities located in Somerset, New Jersey. This facility includes a separate assembly and test facility for various custom products.

         Manufacturing Process. The Company's manufacturing process consists of purchasing components, assembling and testing components and subassemblies, integrating the subassemblies into a final product and testing the product. The Company's amplifiers consist of a variety of subassemblies and components designed or specified by the Company including housings, harnesses, cables, packaged RF power transistors, integrated circuits and printed circuit boards. Most of these components are manufactured by others and are shipped to the Company for final assembly. Each of the Company's products receives extensive in process and final quality inspections and tests.

         The Company's devices, components and other electrical and mechanical subcomponents are generally purchased from multiple suppliers. The Company does not have any written agreement with any of its suppliers. The Company has followed a general policy of multiple sourcing for most of its suppliers in order to assure a continuous flow of such supplies. However, the Company does purchase certain transistors produced by a single manufacturer because of the high quality of its components. The Company believes it is unlikely that such transistors would become unavailable, however, if that were to occur, there are multiple manufacturers of generally comparable transistors. The Company would require a period of time to "return" its products to function properly with the replacement transistors. The Company believes that the distributors of such transistors maintain adequate inventory levels, which would mitigate any adverse effect on the Company's production in the event unavailability or shortage of such transistors. If for any reason the Company could not obtain comparable replacement transistors or could not return its products to operate with the replacement transistors, the Company's business, financial condition and results of operations could be adversely affected.

         The Company currently utilizes discrete circuit technology on printed circuit boards which are designed by the Company and provided by suppliers to the Company's specifications. All transistors and other semiconductor devices are purchased in sealed packages ready for assembly and testing. Other components such as resistors, capacitors, connectors or mechanical supported subassemblies are also manufactured by others. Components are ordered from suppliers under master purchase orders with deliveries timed to meet the Company's production schedules. As a result, the Company maintains a low inventory of components, which could result in delay in production in the event of delays in such deliveries.

         The Company is in the process of integrating automated equipment to place surface mount components on printed circuit boards.

         Microwave Integrated Circuit Manufacturing Facility. The Company is planning to install a facility to support assembly and testing of custom RF and microwave amplifiers and other passive components for which miniaturization is particularly important. Handling of all components, assembly and testing is undertaken in environmentally controlled surroundings. The Company believes that this approach may be used as a core technology for PCS products in the future and the Company may use its capability and technology in conceptualization and implementation of PCS amplifiers and related products. However, the Company to date has not manufactured PCS products utilizing the approach and no assurance can be made that the Company will be able to make such products utilizing the approach. There currently are adequate and readily available sources for all components used in the Company's custom products.

         In connection with the Company's transition to an automated manufacturing process, the Company intends to introduce computerized surface-mount machinery and related process equipment to support automated assemblies. The Company anticipates the transition to commence in the second quarter of 1997.

Research, Engineering and Development

         The Company's research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

         The Company has historically devoted a significant portion of its resources to research, engineering and development programs and expects to continue to allocate significant resources to these efforts. The Company's research, engineering and development expenses in fiscal 1994, 1995 and 1996 were approximately $330,000, $370,000 and $1,150,000, respectively, and represented approximately 9%, 21% and 52%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for AMPS, TACS, NMT-450 and PCS-1900.

         The Company uses the latest equipment and computer aided design and modeling, solid state device physics, advanced digital signal processing ("DSP") and digital control systems, in the development of its products in the specialized engineering and research departments.


         The Company uses a CAD environment employing networked work stations to model and test new circuits. This design environment, together with the Company's experience in interference cancellation technology and modular product architecture, allows the Company to rapidly define, develop and deliver new and enhanced products and subsystems sought by its customers.

         The markets in which the Company and OEM customers compete are characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services.

Patents, Proprietary Technology and Other Intellectual Property

         The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing the rights of others. The Company has a policy of seeking patents, when appropriate, on inventions resulting from its ongoing research and development and manufacturing activities.

         Presently, the Company has been granted a patent (No. 5,606,286) by the United States Patent and Trademark Office with respect to its Pre-Distortion and Pre-Distortion Linearization technology which, the Company believes, is more effective in reducing distortion then other currently available technology.

There can be no assurance that the Company's patent will not be challenged or circumvented by competitors.

         Notwithstanding the Company's active pursuit of patent protection, the Company believes that the success of its amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise than on patent protection. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary technology. The Company may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against the Company or unresolved notices that the Company is infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

Governmental Regulations

         The Company's customers must obtain regulatory approval to operate their base stations. The United States Federal Communications Commission ("FCC") recently adopted new regulations that impose more stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that the Company's customers will comply with such regulations which could materially adversely affect the Company's business, financial condition and results of operations. The Company manufactures its products according to specifications provided by its customers, which specifications are given to comply with applicable regulations. The Company does not believe that costs involved with manufacturing to meet specifications will have a material impact on its operations. There can be no assurances that the adoption of future regulations would not have a material adverse affect on the Company's business.

Employees

         As of December 31, 1996, the Company had a total of 42 employees, including 21 in operations, 15 in engineering, 1 in sales and marketing, 2 in quality assurance and 3 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

Environmental Regulations

         The Company is subject to Federal, state and local governmental regulations relating to the storage, discharge, handling, emissions, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture the Company's products. The Company believes that it is currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on the Company, suspension of production, alteration of its manufacturing process, cessation of operations or other actions which could materially and adversely affect the Company's business, financial condition and results of operations.

Item 2.  PROPERTIES.

         The Company leases (from an unaffiliated party) approximately 21,000 square feet at 144 Belmont Drive, Somerset, New Jersey 08873 which serves as the Company's executive offices and manufacturing facility. The lease term commenced on May l, 1996 and expires on April 30, 1999. The annual rental is $168,000. The Company has the option to extend the term of the lease for a three (3) year period so long as it exercises the option for the entire building (36,405 square feet) less space leased to third parties.

         The Company leases (from an unaffiliated party) approximately 6,000 square feet at Building 7, Unit 9, Ilene Court, Belle Mead, New Jersey 08502 which until April 1996 served as the Company's executive offices. The lease term expires on October 31, 1997. The annual rental increases to a maximum of $40,500. Total rental expenses for the years ended December 31, 1995 and 1996 were $34,295 and $42,400, respectively. The Company is presently in litigation with the landlord of the premises.

Item 3.  LEGAL PROCEEDINGS

         The Company is not a party to any litigation or governmental proceedings that management believes would result in judgments or fines that would have a material adverse effect on the Company.

         The Company is involved in the following matters:

         AirNet Communications Corporation v. Amplidyne, Inc.

                   Plaintiff filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. Plaintiff also alleges damages in the amount of $4,322,579.05, plus interest, costs and attorneys fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of $48,587.48, plus interest, costs and attorney fees. Management believes that the allegations in the complaint are without merit.

         Larker Associates v. Amplidyne, Inc.

                  Plaintiff filed a compliant in the Supreme Court of New Jersey, Somerset County alleging breach of a lease (for the premises located in Belle Mead, New Jersey -- See "Item 2 - Properties"). Plaintiff is alleging damages in the amount of $48,587.48. The Company filed an answer to the compliant and a counterclaim for breach of lease, cancellation of any rental due and damages in an amount in excess of $10,000. Management believes that the claim is without merit.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

                  There have been no matters which have been submitted to a vote of the Company's security holders.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants commenced trading on the Nasdaq Small Cap Market on January 22, 1997.The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market under the symbols AMPD and AMPDW, respectively.

         The following table sets forth the range of high and low bid quotation prices for the Company's Common Stock and Warrants for the period January 22, 1997 up to March 31,1997 as requested by the Nasdaq SmallCap Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's Common Stock and Warrants fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock and Warrants may be adversely affected.

Common
Stock
------
        1997 Calendar Year                             Quoted Bid Price
        ------------------                            ------------------
                                                      High           Low
                                                      ----           ---
        January 22 - March 31                         5-5/8          4-1/4


Warrants
--------
        1997 Calendar Year                             Quoted Bid Price
        ------------------                             ----------------
                                                      High           Low
                                                      ----           ---
       January 22 - March 31                          13/16          1/4


         On March 31, 1997 the closing prices of the Common Stock and Warrants as reported on Nasdaq SmallCap Market was $5-1/8 and $27/32, respectively. On March 31, 1997 there were 4,460,000 shares of Common Stock and 1,610,000 Warrants outstanding, held of record by approximately 41 record holders.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

         The following table sets forth certain operating data as percentage of total revenue:

                                          Percentage of Total Net Sales
                                                  Years ended
                                                  December 31,
                                            1995                 1996
                                            -------------------------
Net sales                                   100.0%                100%
   Cost of goods sold                        97.0                 99.0
          Gross profit                        3.0                  1.0
   Selling, general and
     administrative                          28.5                 51.6
   Research, engineering and
     development                             20.6                 51.8

Total operating expenses                     49.1                103.4
Interest expense                               .6                  4.9
   Stock compensation and
      financing costs                        65.2                136.7
Loss before income taxes                   (111.9)              (244.1)
Provision (credit) for
    income taxes
Net loss                                   (111.9)              (244.1)

 Results of operations - Fiscal year ended December 31, 1996 compared to Fiscal Year ended December 31, 1995

         Revenues for the fiscal year ended December 31, 1996 increased 23% compared to the fiscal year ended December 31, 1995. The Company's principal business strategy since 1995 has been devoted to the engineering production of the linear power amplifiers and Multicarrier Linear Power Amplifiers (MCLPA) prototypes for major international OEM manufactures. As a result, the production of commercial cellular amplifiers decreased significantly in 1995 replaced with minimal revenues relating to the MCLPA. During fiscal year 1996, the Company's revenues relating to the MCLPA as compared to the same period in 1995 increased significantly as the MCLPA is further developed and nearing acceptance by OEM manufacturers. In fiscal year 1996, approximately 29% of all product shipments were prototypes compared to about 7% for the same period in 1995.

         Cost of sales as a percentage of sales was 99% during the year ended December 31, 1996, compared to 97% during the same period for 1995. This increase can be attributed to the extensive engineering and direct labor costs associated with the production of MCLPA prototypes.

         Selling, general and administrative expenses increased in 1996 by $629,496 to $1,145,910 from $516,414 in 1995. Expressed as a percentage of sales, the selling, general and administrative expenses were 51.6% in 1996 and
28.5 % in 1995. The principal factors contributing to the increase in selling, general and administrative expenses relate to consulting and professional fees in 1996 that did not exist in 1995 and increased rent expense due to the Company leasing a new larger facility.

         Research, engineering and development expenses increased to 51.8% of net sales in 1996 compared to 20.6% in 1995. In 1996, the principal activity of the business related to the design and production of product prototypes for OEM manufacturers. The research, engineering and development expenses consist principally of salary costs for engineers and the expenses of equipment purchased specifically for the design and testing of the prototype products.

         Interest expense was higher in 1996 because of the outstanding bank debt, lease obligations and promissory notes.

         Stock compensation expense in 1996 of $3,034,990 relates to the 1996 issuance of stock and options at prices substantially lower than the initial public offering price.


         As a result of the foregoing, the Company incurred net losses of ($5,419,940) or ($1.49) per share for the year ended December 31, 1996 compared with net losses of ($2,025,677) or ($.56) per share for the same period in 1995.

  1995 Compared with 1994

         In 1995 the Company began focusing its business on the MCLPA, a relatively recent outgrowth in the market place. Since 1989 the Company had concentrated in the commercial cellular amplifier business. The transition in the Company's focus from a supplier of single channel amplifiers to the design of MCLPA prototypes for large OEM wireless telecommunications manufacturers resulted in a decrease in revenues of $1,764,910, or 49%, to $1,810,222 in 1995 from $3,575,132 in 1994. Shipments of prototype products accounted for about 7% of all shipments in 1994 whereas in 1995 they accounted for 21%. During 1995 approximately 61% of net sales were to four customers and approximately 30% of total sales were export sales.

         Cost of sales as a percentage of sales was 97% in 1995 compared to 76% in 1994. The increase is principally due to the change in the business. The Company's focus on the MCLPA has required a substantial amount of direct labor costs, principally engineering, to develop the MCLPA technology.

         Selling, general and administrative expenses decreased in 1995 by $205,579 to $516,414 from $721,993 in 1994. Expressed as a percentage of sales, the selling, general and administrative expenses were 29% in 1995 and 20% in 1994. Selling, general and administrative expenses decreased as a result of lower sales commissions, reduction in management bonuses and fewer staff. The percentage increase in 1995 is attributed to fixed costs, such as rent, etc., representing a higher portion of net sales.

         Research, engineering and development expenses as a percentage of net sales increased to 21% in 1995 compared to 9% in 1994. This increase reflects the changes in the business to design and production of prototypes for OEM manufacturers. The research and development expenses consist principally of salary costs for engineers and the expensing of equipment purchases acquired specifically for the design and testing of the prototype products.

         Stock compensation and financing costs of $1,180,000 in 1995 relates to the assignment of stock from the principal stockholder to a director and a law firm and stock agreements with officers of the Company.

 Liquidity and Capital Resources

         As of December 31, 1996, the Company had a current ratio of .33 to 1.00 The bank line of credit outstanding totaled $210,000 in addition to stockholders loans of $442,745. The funds from the credit line and stockholder's loan were used for working capital purposes. Additional loans totaling $1,214,000 were incurred during 1996 as a result of bridge financings. All of the bridge financing loans paid interest at 8% and were paid in January 1997 (at the closing of the initial public offering).

         The Company has several lease obligations for certain research, engineering and development equipment used in the production processes requiring minimum monthly payments of $22,637 through 1999.

         The Company believes that the net proceeds of the Company's initial public offering will permit it to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                   PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE
         REGISTRANT

         The names and ages of the directors and executive officers of the Company are set forth below:

Name                   Age    Position(s) with the Company
----                   ---    ----------------------------

Devendar S. Bains*     45     Chairman of the Board, President, Chief
                              Executive Officer, Treasurer and Director
Tarlochan Bains*       47     Vice President-Sales & Marketing and Director
Nirmal Bains           39     Secretary
Robert S. Benou*       60     Director
William A. Suter       45     RF Design Manager
Harris Freedman        61     Vice President - Strategic Alliances

Sharon Will            36     Vice President - Corporate Communications and
                              Investor Relations

  *  Member of the Compensation Committee and Audit Committee.

Background of Executive Officers and Directors

Devendar S. Bains has been Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company since its inception in 1988. From 1983 to 1988 Mr. Bains was Group Project Leader of Amplifier division of Microwave Semiconductor Corporation. Previously, Mr. Bains was employed at G.E.C. in Coventry, England. Mr. Bains received a Bachelor's Degree in Electronic Engineering from Sheffield University, England, and a Masters Degree from the University of Leeds and Sheffield, England. Mr. Bains is the brother of Tarlochan Bains and the husband of Nirmal Bains.

  Tarlochan Bains has been Vice President of Sales and Marketing since 1991. Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Masters Degree in Mechanical Engineering from Hatfield Polytechnic, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

  Nirmal Bains has been Secretary of the Company since 1989. She has a degree in Computer Programming from Cittone Institute in New Jersey. Mrs. Bains is the wife of Devendar S. Bains and the sister-in-law of Tarlochan Bains.

  Robert S. Benou has been a Director of the Company since December 1995. Since 1968 Mr. Benou has been the Chairman of the Board, President and Chief
Executive Officer of Conolog Corporation, a publicly traded company on Nasdaq. Conolog is engaged in the design, manufacture and distribution of electronic and electromagnetic components and subassemblies for use in telephones, radio and microwave transmission and reception and communication. Mr. Benou is a graduate of Victoria College and has a Bachelor of Science from Kingston College, England and a Bachelor of Science in Electronic Engineering from Newark College of Engineering.

  William A. Suter is the RF Design Manager of the Company responsible for the design and development of the Company's products. Previously he was Senior Design Engineer for Amplifonix, Inc. from August 1993 to November 1995, Plessey SA from November 1989 to June 1993, BH Electronics from February 1989 to October 1989, and Communication Techniques, Inc. from February 1986 to February 1987. Mr. Suter has published various articles on amplification methods and technology in several industry publications. Mr. Suter has a Bachelors of Science in Electronic Engineering from the University of Cape Town, South Africa.

  Harris Freedman has served as Vice President - Strategic Alliances of the Company since July 1996. Since August 1994 he has been Vice President of Hemispherx Biopharma, Inc., a publicly traded company listed on Nasdaq. He is the Secretary of SMACS Holdings Corp. a private company which provides strategic-alliance services to emerging technology companies in the private and public markets. His business experience has encompassed developing significant business contacts and acting as an officer of several companies in the pharmaceutical, health care and entertainment fields. Mr. Freedman was Vice President of U.S. Alcohol Testing of America, Inc., from August 1990 to February 1991. Additionally, he was Vice President - East Coast Marketing for MusicSource U.S.A., Inc from October 1992 to January 1994. Mr. Freedman attended New York University from 1951 to 1954.

   Sharon Will has been Vice President - Corporate Communications and Investor Relations of the Company since July 1996. Since November 1994 she has been Vice President of Hemispherx Biopharma, Inc., a publicly traded company listed on Nasdaq. She was a registered sales representative and Senior Vice President for Institutional Sales at Westfield Financial Corporation from September 1994 to October 1994. She was a registered sales representative with Marsh Block Corporation from July 1994 to September 1994. From October 1993 to July 1994 she served as a registered sale representative at Seaboard Securities Corp. From October 1991 to present, Ms. Will has been President of Worldwide Marketing Inc. a manufacturers' representative of various companies selling to the retail trade markets. Ms. Will was the National Sales Manager of Innovo, Inc., a domestic manufacturer of textiles, from October 1989 to November 1991. She attended Baylor College as an undergraduate for two years with a primary focus on chemistry.

         The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Amplidyne, Inc. 1996 Incentive Stock Option and Stock Appreciation Rights Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company.

         The audit committee reviews the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1996, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

Item 10. Executive Compensation

         Compensation of Directors and Executive Officers

         Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1994, 1995 and 1996 for its Chief Executive Officer. No other employee received compensation in excess of $100,000. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company but are not compensated for services provided in their capacities as directors.

                                                                      Long Term Compensation
                                                             ----------------------------------------
                                                               Awards    Securities
                                   Annual Compensation       ----------  ----------     Payouts
Name of Individual            -----------------------------  Restricted  Underlying  ----------------
and Principal                                  Other Annual  Stock       Options/    LTIP    All Othr
Position                 Year Salary   Bonus   Compensation  Awards      SARS(#)     Payouts Comp.
----------------------   ---- ------   -----   ------------  ----------  ----------  ------- --------
Devendar S. Bains,
Chairman,                1996 $80,000  ---      $20,000(1)      ---      1,000,000     ---      ---
Chief Executive Office,  1995  85,000  ---       20,000(1)      ---        ---         ---      ---
President and Treasurer  1994  85,000 $200,000   10,000(1)      ---        ---         ---      ---

(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual.

         Set forth below is information relating to stock options granted to the officers and directors in fiscal 1996.

                        Option/SAR Grants in Fiscal 1996


                                  Percent of
                     Number of    Total
                     Securities   Option/SARs
                     Underlying   Granted to
                     Option/SARs  Employees in    Exercise
Name                 Granted      Fiscal 1996    Price($/sh)   Expiration Date
----                 -------      -----------    -----------   ---------------
Devendar S. Bains   1,000,000     77.10%            $4.00      December 31, 2000
Nirmal Bains           50,000      3.86%            $4.00      December 31, 2000
Tarlochan Bains       100,000      7.71%            $4.00      December 31, 2000

             Aggregated Option/SARs Exercises During Fiscal 1996
                        and Year End Option/SAR Values

                                                                            Value of Unexercised
                                            Number of Securities                 In-the-Money
                     Shares                Underlying Unexercised                Options/SARs
                     Acquired              Options/SARs at FY-End                at FY-End(1)
                     on        Value      --------------------------     --------------------------
Name                 Exercise  Realized   Exercisable  Unexercisable     Exercisable  Unexercisable
----                 --------  --------   -----------  -------------     -----------  -------------
Devendar S. Bains      ---       ---         ----        1,000,000            ---       $1,000,000
Nirmal Bains           ---       ---         ----           50,000            ---           50,000
Tarlochan Bains        ---       ---         ----          100,000            ---       $  100,000

(1) Represents the value of options assuming the initial public offering price per share.

Employment Agreements

         The Company has entered into five-year employment agreements commencing May 1, 1996 with each of Devendar Bains (Chairman, Chief Executive Officer, President and Treasurer), Tarlochan Bains (Vice President - Sales & Marketing), and Nirmal Bains (Secretary). The employment agreements provide for annual base salaries of $162,000, $100,000 and $50,000 with respect to Devendar Bains, Tarlochan Bains and Nirmal Bains, respectively. The employment agreements provide for discretionary bonuses to be determined in the sole discretion of the Board of Directors and contain covenants not to compete with the Company for a two year period following termination of employment.

         The Company has entered into a two-year agreement commencing December 1995 and ending December 1997 with Robert Benou. Mr. Benou is to provide the Company with such services as requested by the Company. Under such agreement, Mr. Benou will receive compensation of $30,000 per year for a minimum of two years.

         In December 1995 the Company entered into three-year employment agreements with each of Harris Freedman and Sharon Will, Vice President for Strategic Alliances and Vice President for Corporate Communications and Investor Relations, respectively. Under the terms of each agreement they are to be paid $60,000 per annum through December 1998.

  Stock Option Plans and Agreements

         Incentive Option Plan - In May 1996, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1996 Incentive Stock Option Plan (" Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs").

         The Incentive Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or a combination thereof, and the number of shares to be subject to such options.

         The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted.

         The total number of shares with respect to which options may be granted under the Incentive Option Plan is 1,500,000. ISOs may not be granted to an individual to the extent that in the calendar year in which such ISOs first become exercisable the shares subject to such ISOs have a fair market value on the date of grant in excess of $100,000. No option may be granted under the Incentive Option Plan after May 2006 and no option may be outstanding for more than ten years after its grant. Additionally, no option can be granted for more than five (5) years to a stockholder owning 10% or more of the Company's outstanding Common Stock and such options must have an exercise price of not less than 110% of the fair market value on the date of grant.

         Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations.

         The Incentive Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Incentive Option Plan may not be amended to increase the number of shares subject to the

Incentive Option Plan, change the class of persons eligible to receive options under the Incentive Option Plan or materially increase the benefits of participants.

         In May 1996, 1,267,000 options to purchase Common Stock under the Incentive Option Plan were granted to 40 employees ("Employee Options") , including Dave Bains (1,000,000 options), Tarlochan Bains (100,000 options) and Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Sales and Marketing and Secretary, respectively. See "Principal Stockholders." No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option. The Employee Options are exercisable at $4.00 which will vest, as to 33.33%, one year from the date of grant (May 1997) and, as to the remainder, ratably over the following two-year period (33.33% in May 1998 and 33.33% in May
1999).

         In addition, in May 1996, 30,000 options were granted to 1 employee ("Key Employee Options") which are exercisable at $1.00 which will vest, as to 33.33%, one year from the date of grant (May 1997) and, as to the remainder, ratably over the following two-year period (33.33% in May 1998 and 33.33% in May
1999) .

701 Warrants

         In December 1995, the Company issued 701 Warrants to purchase 350,000 Shares at $2.50 per share pursuant to Rule 701 under the Act to Harris Freedman and Sharon Will, the Company's Vice President for Strategic Alliances and Vice President for Corporate Communications and Investor Relations, respectively, of the Company. The 701 Warrants vest in one-third increments (commencing June
1996) over a three (3)year period and are exercisable until June 30, 1999.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1997 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

  Name of Beneficial       Number of Shares          Percentage %
   Owner*                  of Common Stock(1)        Ownership
  -------                  ---------------           ------------
  Devendar S. Bains(2)        2,350,000                 48.86
  Tarlochan Bains(3)             33,333                   .74
  Nirmal Bains(2)(4)          2,350,000                 48.86
  Robert S. Benou                50,000                  1.12
  Harris Freedman(5)            151,667                  3.35
  Sharon Will(6)                165,000                  3.66


  All Officers and
  Directors as a group
  (6 persons)                 2,750,000                 57.73

---------
  *      Unless otherwise indicated, the address of all persons listed in this section is c/o Amplidyne, Inc., 144 Belmont Drive, Somerset, NJ 08873.

   (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming those options that are held by such person and that are exercisable within 60 days from the date of the Prospectus have been exercised.

   (2) Mr. Devendar Bains is the husband of Mrs. Nirmal Bains and the brother of Mr. Tarlochan Bains. Mr. Devendar Bains is the record holder of 2,000,000 of such shares. Includes 333,333 Employee Options (but does not include 666,667 Employee Options) which was granted to Mr. Devendar Bains. Includes 16,667 Employee Options (but not include 33,333 Employee Options) which was granted to Ms. Nirmal Bains. See "Executive Compensation-Stock Option Plans and Agreements."

   (3)   Does not include 66,666 Employee Options. See "Executive Compensation
         - Stock Option Plans and Agreements."

   (4)   Does not include 33,333 Employee Options. See "Executive Compensation
         - Stock Option Plans and Agreements."

   (5) The address for such person is 1241 Gulf of Mexico Drive, Longboat Key, Florida 34228. Mr. Freedman is the Vice President - Strategic Alliances of the Company. Includes 90,000 shares of Common Stock and 61,667 warrants to purchase Common Stock at $2.50 per share. Does not include an additional 123,333 of such warrants. See Item 9.

  (6) The address for such person is RRI Box 132, Millerton, New York 12546. Ms. Will is the Vice President - Corporate Communications and Investor Relations of the Company. Includes 110,000 shares of Common Stock and 55,000 warrants to purchase Common Stock at $2.50 per share. Does not include an additional 110,000 of such warrants. See Item 9.

Item 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

                  All of the sales of securities prior to the date hereof were made in reliance upon Section 4(2) of the 1933 Act, which provides exemption for transactions not involving a public offering.

         The Company was incorporated on December 14, 1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The

Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995.

         Between January 1994 and December 1996, Devendar S. Bains, the Company's President and Chief Executive Officer, loaned the Company an aggregate of $442,745 without interest, payable on demand.

         The Company intends to indemnify its officers and directors to the full extent permitted by Delaware law. Under Delaware law, a corporation may indemnify its agents for expenses and amounts paid in third party actions and, upon court approval in derivative actions, if the agents acted in good faith and with reasonable care. A majority vote of the Board of Directors, approval of the stockholder or court approval is required to effectuate indemnification.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended, may be permitted to officers, directors or persons controlling the Company, the Company has been advised that, in the opinion of the Securities and Exchange Commission, such indemnification is against public policy as expressed in such Act and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the Company of expenses incurred or paid by an officer, director or controlling person of the Company in the successful defense of any action, suit or proceeding) is asserted by such officer, director or controlling person in connection with the securities being registered, the Company will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in such Act and will be governed by the final adjudication of such issue.

         Transactions between the Company and its officers, directors, employees and affiliates will be on terms no less favorable to the Company than can be obtained from unaffiliated parties. Any such transactions will be subject to the approval of a majority of the disinterested members of the Board of Directors.

                                   PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  Financial Statements.

         The following financial statements are included in Part II, Item 7:


Index to Financial Statements                                      F-1

Report of Independent Certified Public Accountants                 F-2

Balance Sheet                                                      F-3

Statement of Operations                                            F-5


Statement of  Stockholders' Equity                                 F-6

Statement of Cash Flows                                            F-7

Notes to Financial Statements                                      F-8 - F-19

(a) (2) Exhibits

  1.1*       Form of Underwriting Agreement
  1.2*       Form of Selected Dealer Agreement
  1.3*       Form of Agreement Among Underwriters
  3.1*       Certificate of Incorporation of the Company
  3.2*       Certificate of Merger (Delaware)
  3.3*       Certificate of Merger (New Jersey)
  3.4*       Agreement and Plan of Merger
  3.5*       By-Laws of the Company
  4.1*       Specimen Certificate for shares of Common Stock
  4.2*       Specimen Certificate for Warrants
  4.3*       Form of Underwriter's Purchase Option
  4.4*       Form of Warrant Agreement
  5.1*       Opinion of Bernstein & Wasserman, LLP, counsel to the Company
 10.1*       1996 Incentive Stock Option Plan
 10.2*       Employment Agreement between the Company and Devendar S. Bains
 10.3*       Employment Agreement between the Company and Tarlochan Bains
 10.4*       Employment Agreement between the Company and Nirmal Bains
 10.5*       Agreement of Lease for Premises located at 144 Belmont Drive,
             Somerset, New Jersey  08873
 10.6*       Agreement of Lease for Premises located at Unit 9, Building 7,
             Ilene Court, Belle Mead, New Jersey  08502
 10.7*       Agreement between the Company and Electronic Marketing Associates,
             Inc.
 10.8*       Agreement between the Company and Link Microtek Limited.
 10.9*       Agreement between the Company and ENS Engineering.
 10.10*      Employment Agreement between the Company and Harris Freedman.
 10.11*      Employment Agreement between the Company and Sharon Will.
 10.12*      Form of Lockup Agreement with Officers, Directors and 5% or
             Greater Shareholders.
 10.13*      Form of Lockup Agreement with Selling Securityholders.
 23.1*       Consent of Bernstein & Wasserman, LLP (included in Exhibit 5.1)
 23.2*       Consent of Grant Thornton, LLP,  Independent Certified Public
             Accountants.
 27          Financial Data Schedule

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

         (b)      Reports on Form 8-K


                  The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1996.

                                 Amplidyne, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page

Report of Independent Certified Public Accountants

Financial Statements                                                 F-2

        Balance Sheets                                               F-3

        Statements of Operations                                     F-5

        Statement of Stockholders' Equity                            F-6

        Statements of Cash Flows                                     F-7

        Notes to Financial Statements                                F-8 - F-19

                       REPORT OF INDEPENDENT CERTIFIED
                              PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    Amplidyne, Inc.

We have audited the accompanying balance sheets of Amplidyne, Inc. as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 1995 and 1996, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


New York, New York
April 10, 1997

                               Amplidyne, Inc.

                                BALANCE SHEETS

                                 December 31,


             ASSETS                                      1995           1996
                                                         ----           ----

CURRENT ASSETS

    Cash                                               $153,747      $  104,310
    Accounts receivable, net of allowance
      for doubtful accounts of $10,000 and
      $119,000 in 1995 and 1996, respectively           165,702         207,339
    Inventories                                         281,078         402,696
    Deferred financing costs                                            324,540
    Private placement receivables                                        55,000
    Prepaid expenses and other current assets            28,235           5,665
                                                       --------      ----------

         Total current assets                           628,762       1,099,550

PROPERTY AND EQUIPMENT - AT COST

    Machinery and equipment                             132,067         389,433
    Furniture and fixtures                               13,144          42,806
    Autos and trucks                                     19,923          19,923
    Leasehold improvements                               21,220           4,162
                                                       --------      ----------

                                                        186,354         456,324
    Less accumulated depreciation and amortization      103,951         145,593
                                                        -------      ----------

                                                         82,403         310,731


PREPAID REGISTRATION COSTS                                              167,053

OTHER ASSETS                                             11,100          45,230
                                                       --------      ----------

                                                       $722,265      $1,622,564
                                                        =======       =========








The accompanying notes are an integral part of these statements.

                               Amplidyne, Inc.

                                BALANCE SHEETS

                                 December 31,

LIABILITIES AND
STOCKHOLDERS' EQUITY                               1995               1996
                                                   ----               ----
CURRENT LIABILITIES
    Bank line of credit                         $   230,000       $    210,000
    Notes payable                                                    1,214,000
    Current maturities of lease obligations          78,365            381,392
    Accounts payable                                287,498            690,760
    Accrued expenses                                184,429            401,518
    Customer advances                               155,932
    Stockholders' loan                              270,716            442,745
                                                -----------        -----------

         Total current liabilities                1,206,940          3,340,415

LONG-TERM LIABILITIES
    Lease obligations                                69,451            200,969

STOCKHOLDERS' EQUITY

    Preferred stock - authorized, 1,000,000
      shares of no stated value; no shares
      issued and outstanding
    Common stock - authorized, 25,000,000
      shares of $.0001 par value; 2,100,000
      shares and 2,850,000 shares issued and
      outstanding at December 31, 1995 and
      1996, respectively                                210                285
    Additional paid-in capital                    1,184,790          5,239,961
    Retained earnings (accumulated deficit)      (1,739,126)        (7,159,066)
                                                -----------         ----------

                                                   (554,126)        (1,918,820)
                                                -----------         ----------

                                               $    722,265         $ 1,622,564
                                                ===========          ==========
The accompanying notes are an integral part of these statements.

                               Amplidyne, Inc.

                           STATEMENTS OF OPERATIONS

                           Year ended December 31,

                                                        1995                1996
                                                     -----------         ----------
Net sales                                            $ 1,810,222         $ 2,219,945
Cost of goods sold                                     1,756,365           2,198,503
                                                       ---------          ----------
         Gross profit                                     53,857              21,442

Operating expenses
    Selling, general and administrative                  516,414           1,145,910
    Research, engineering and development                372,334           1,150,710
                                                     -----------          ----------
         Operating loss                                 (834,891)         (2,275,178)

Other nonoperating expenses
    Interest expense                                      10,736             109,772
    Stock compensation and financing costs             1,180,000           3,034,990
                                                       ----------          ----------

         Loss before income taxes                      (2,025,627)         (5,419,940)

Provision for income taxes                                     50
                                                        ----------          ----------
         NET LOSS                                      $(2,025,677)        $(5,419,940)
                                                        ==========          ==========


Net loss per share                                           $(.56)             $(1.49)
                                                              ====               =====

Weighted average number of shares
    outstanding                                          3,644,950           3,644,950
                                                         =========           =========


The accompanying notes are an integral part of these statements.

                               Amplidyne, Inc.

                      STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1995 and 1996

                                                        Common stock                   Additional      Retained
                                                 -----------------------------           paid-in       earnings
                                                  Shares             Par value           capital       (deficit)        Total
                                                 --------            ---------         ----------      ---------        -----
Balance at December 31, 1994                     2,100,000              $210            $    4,790      $  286,551     $   291,551

Net loss for 1995                                                                                       (2,025,677)     (2,025,677)
Assignment of common stock                                                                 400,000                         400,000
Stock-related compensation expense                                                         780,000                         780,000
                                                 ---------              ----            ----------      ----------     -----------
Balance at December 31, 1995                     2,100,000               210             1,184,790      (1,739,126)       (554,126)

Net loss for 1996                                                                                       (5,419,940)     (5,419,940)
Private placements                                 550,000                55               549,945                         550,000
Financing and compensation costs
  related to Options and warrants issued                                                 3,359,530                       3,359,530
Contributed capital                                                                        125,716                         125,716
Exercise of options                                200,000                20                19,980                          20,000
                                                 ---------              ----            ----------      -----------    -----------
Balance at December 31, 1996                     2,850,000              $285            $5,239,961      $(7,159,066)   $(1,918,820)
                                                 =========              ====            ==========      ===========    ===========


The accompanying notes are an integral part of this statement.

                               Amplidyne, Inc.

                           STATEMENTS OF CASH FLOWS

                           Year ended December 31,

                                                        1995            1996
                                                       ------          ------
Cash flows from operating activities
    Net loss                                        $(2,025,677)    $(5,419,940)
                                                     ----------      ----------
    Adjustments to reconcile net loss to net cash
        used in operating activities
         Depreciation and amortization                   30,011         102,710
         Loss on disposal of fixed assets                                11,023
         Bad debt expense                                               109,000
         Write-off of equipment                                         304,005
         Stock compensation expense                   1,180,000       3,034,990
         Changes in assets and liabilities
           Accounts receivable                          243,133        (150,637)
           Inventories                                    4,288        (121,618)
           Prepaid expenses and other current
              assets                                      6,389          22,570
           Accounts payable and accrued
              expenses                                  124,989         620,351
           Other assets                                                 (85,000)
           Customer advances                            119,952        (155,932)
                                                      ---------       ---------
         Total adjustments                            1,708,762       3,691,462
                                                      ---------       ---------
         Net cash used in operating
            activities                                 (316,915)     (1,728,478)
                                                      ---------      ----------
Cash flows from investing activities
    Purchase of fixed assets                            (41,220)        (93,767)
                                                      ---------      ----------
Cash flows from financing activities
    Proceeds from (repayments of) bank line
      of credit                                         230,000         (20,000)
    Proceeds from notes payable                                       1,159,000
    Lease obligations                                   128,545         (66,884)
    Proceeds from stockholder loans                     150,000         297,745
    Prepaid registration costs                                         (167,053)
    Stock issuance                                                      570,000
                                                      ---------       ---------
         Net cash provided by financing
             activities                                 508,545       1,772,808
                                                      ---------       ---------
         NET INCREASE (DECREASE)
             IN CASH                                    150,410         (49,437)
Cash at beginning of year                                 3,337         153,747

                                                      ---------       ---------
Cash at end of year                                   $ 153,747       $ 104,310
                                                       ========        ========
Supplemental disclosures of cash flow
   information:
    Cash paid during the year for
      Interest                                        $  11,426       $  39,009
      Income taxes                                        9,496


The accompanying notes are an integral part of these statements.

                               Amplidyne, Inc.

                        NOTES TO FINANCIAL STATEMENTS

                          December 31, 1995 and 1996

NOTE A - NATURE OF OPERATIONS

     Amplidyne, Inc. (the "Company") designs, manufactures and sells ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. Many of its customers are large, international telecommunications original equipment manufacturers ("OEMs") for which products are manufactured to their specifications.

     The Company was incorporated on December 14, 1995, as a Delaware corporation as the successor to Amplidyne, Inc. (the predecessor company), a New Jersey corporation, which was incorporated in October 1988. On December 22, 1995, the predecessor company was merged into the Company. Each share of the predecessor company, 100 shares outstanding, was exchanged for 21,000 shares of the Company. As a result, the sole shareholder of the predecessor owned 2,100,000 shares of the Company after the merger.

NOTE B - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1.  Revenue Recognition

         Revenue is recognized upon shipment of products to customers.

     2.  Inventories

         Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method.

     3.  Property, Plant and Equipment

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives which range from three to seven years. Leasehold improvements are amortized over the lives of the respective leases or the

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE B (continued)

         service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

     4.  Income Taxes

         The Company accounts for income taxes using an asset and liability approach for financial accounting and reporting for deferred income taxes. In addition, the deferred tax liabilities and assets are required to be adjusted for the effect of any future changes in the tax laws or rates. Deferred income taxes arise from temporary differences resulting in the basis of assets and liabilities for financial reporting and income tax purposes.

     5. Fair Value of Financial Instruments, Concentrations of Credit Risk and Economic Dependency

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable.

         The Company's customers are generally large, international, original equipment manufacturers. A relatively few customers account for a substantial portion of the Company's revenues and accounts receivable.

         During 1995, four customers accounted for 61% of net sales. Export sales in 1995 accounted for approximately 30% of net sales and were primarily to the United Kingdom and Spain. During 1996, three customers accounted for 65% of net sales. In 1996, export sales accounted for approximately 66% of net sales and were primarily to the United
         Kingdom and Korea.

         In addition, the Company is dependent on a limited number of suppliers for key components used in the Company's products (primarily power transistors). Management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could disrupt manufacturing.

         The carrying values of financial instruments potentially subject to valuation risk, consisting of cash, accounts receivable, accounts payable, accrued expenses and notes payable, approximate fair value, principally because of the short maturity of these items.

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE B (continued)

     6.  Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     7.  Stock-based Employee Compensation

         Stock-based employee compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees." Included in these notes to the financial statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

     8.  Prepaid Registration Costs

         Prepaid registration costs represent certain direct fees incurred in connection with the public offering. Such amounts will be accounted for as a reduction of proceeds.

     9.  Deferred Financing Costs

         Deferred financing costs represent costs incurred with the issuance of warrants in connection with the private placements. The costs are being charged to operations over the expected term of the debt (to January 29, 1997).

   10.   Prior Year Reclassifications

         Certain items previously reported in specific financial statement captions have been reclassified to conform with the 1996 presentation.

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE C - PUBLIC OFFERING

     A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 22, 1997. Each unit consists of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period commencing one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant at any time with not less than thirty days' prior written notice if the average closing price equals or exceeds $9.00 per share for any twenty consecutive trading days.

     In January 1997 and March 1997, the Company received net proceeds of approximately $5,600,000, which included the overallotment of 210,000 units. The proceeds are net of legal fees, underwriters' fees and other expenses.

     The following table summarizes shares of common stock reserved for issuance:

                                                                  Number
                                                                of shares
            Reserved for                                         issuable
            ------------                                        ----------

        Offering shares and warrants                             3,220,000
        Underwriters' overallotment warrants and shares            280,000
        Options to noteholders                                     550,000
        Warrants to noteholders                                    476,500
        Shares reserved for stock option and SARs plan           1,500,000
        Warrants to officers                                       350,000
        Options to employees                                        30,000
                                                                 ---------
                                                                 6,406,500
                                                                 =========

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE D - PRIVATE PLACEMENTS

     In March 1996, the Company issued, in a private placement, ten units at $50,000 per unit, resulting in proceeds of $480,000, which is net of expenses of $20,000. Each unit consists of 25,000 shares of common stock at $1.00 per share, par value $.0001 per share, 25,000 options each to purchase one share of common stock at $2.50 per share, exercisable until December 31, 1998, and an 8% promissory note in the principal amount of $25,000, which was paid at the closing of the Company's initial public offering.

     In April 1996, the Company issued an additional twelve units at $50,000 per unit, resulting in proceeds of $600,000. Each unit consists of 25,000 shares of common stock at $1.00 per share, par value of $.0001 per share, 25,000 options each to purchase one share of common stock at $2.50 per share, exercisable until December 31, 1998, and an 8% promissory note in the principal amount of $25,000, which was paid at the closing of the Company's initial public offering.

     In September 1996, the Company issued, in a private placement, promissory notes in the aggregate of $375,000, including 187,500 warrants to purchase common stock at $2.50 per share.

     In December 1996, the Company issued, in two private placements, promissory notes in the aggregate of $289,000, including 189,000 and 100,000 warrants to purchase common stock at $4.00 and $2.50 per share, respectively.

     The warrants are exercisable for a three-year period. The promissory notes accrue interest at 8% per annum. All principal and interest were paid at the closing of the Company's initial public offering.

     The differences between the exercise prices and fair market values of the above private placement transactions in aggregate is $3,208,280 and is being charged to operations over the expected term of the debt (to January 29, 1997). The total financing costs reflected in nonoperating expenses for the year ended December 31, 1996, is $2,883,740.

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE E - STOCK PLANS

     An incentive option plan and stock appreciation rights ("SARs") were authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. In May 1996, 267,000 options were granted to approximately forty employees of the

     Company. The options are exercisable at $4.00 per share (estimated fair market value). In June 1996, 1,000,000 options were granted to the principal shareholder. The options are exercisable at $4.00 per share (estimated fair market value).

     In May 1996, 30,000 options were granted to a key employee of the Company. The options are exercisable at $1.00 per share and vest ratably over a three-year period. Approximately $90,000 of compensation expense will be charged to operations over the three-year period of vesting.

     On December 22, 1995, the Company's principal shareholder entered into stock assignment agreements with an individual and a law firm, which assigned without cost 50,000 shares each for services previously rendered to the Company. For financial reporting purposes, the difference between the cost to the assignees (zero) and $4.00 (the estimated fair market value per share), which aggregates to $400,000, is considered to be a contribution to capital by the principal stockholder and consulting expense charged to operations in 1995.

     In December 1995, the Company entered into employment agreements with its Vice-President of Corporate Communications and Investor Relations and its Vice-President of Strategic Alliances. Under the terms of each agreement, the officers will be paid $60,000 per year (paid monthly) each for thirty-six months beginning in January 1996. The aggregate compensation will be charged ratably to operations beginning in January 1996. In addition, the officers were given the opportunity to purchase an aggregate of 200,000 shares at $.10 per share upon execution of the agreements and purchased such shares in April 1996. For financial reporting purposes, the difference between the $.10 per share and $4.00 (the estimated fair market value per share) is considered to be compensation ($780,000), which was charged to operations in December 1995 with a corresponding amount credited to paid-in capital.

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE E (continued)

     Also in December 31, 1995, the Company granted warrants to the officers whereby they have the option to purchase up to 350,000 shares of stock at $2.50 per share. The warrants are exercisable one-third after June 30, 1996, two-thirds after June 30, 1997 and 100% on June 30, 1998. For financial reporting purposes, the difference between the $2.50 per share and $4.00 (the estimated fair market value per share) aggregates to $525,000 and is being charged to operations ratably over the period from July 1, 1996 to June 30, 1998.


     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation expense during 1996 for options granted to a key employee and officers of the Company reflected in nonoperating expenses was $151,250. SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net loss and loss per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased as follows:

                                                   1995                1996
                                                 ---------           --------

        Net loss                                 $116,795           $1,226,695

        Loss per share                               $.01                 $.28

     The weighted-average fair value of the individual options granted during 1995 and 1996 is estimated as $2.62 and $1.07, respectively, on the date of grant. The fair values for both years were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                   1995                1996
                                                 ---------           --------
        Volatility                                36.00%              36.00%
        Risk-free interest rate                    6.42%               6.42%
        Expected life                            2 years             2 years

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE E (continued)

     Stock option activity during 1995-1996 is summarized below:

                                              Shares of          Weighted-
                                             common stock         average
                                             attributable       exercise price
                                              to options         of options

                                             ------------       --------------

       Unexercised at January 1, 1995             -                $  -

        Granted                                550,000               1.63
        Exercised                                 -                   -
        Forfeited                                 -                   -
                                             ---------

        Unexercised at December 31, 1995       550,000               1.63

        Granted                              1,297,000               3.93
        Exercised                              200,000                .10
        Forfeited                                 -                   -
                                             ---------

        Unexercised at December 31, 1996     1,647,000               3.63
                                             =========

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1996:

                                Options outstanding                  Options exercisable
                      ----------------------------------------   ----------------------------
                                       Weighted-
                         Number         average     Weighted-       Number         Weighted-
                       outstanding     remaining     average     exercisable        average
   Range of            at period -    contractual    exercise    at period -       exercise
exercise prices           end             life        price          end             price
---------------        -----------    -----------   ---------    -----------      -----------
$  .10 to 1.00             30,000         4.00         $1.00           -             -
  2.50 to 4.00          1,617,000         3.15          3.68        231,000           $2.50
                        ---------                                   -------
                        1,647,000                                   231,000
                        =========                                   =======

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE F - INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 1996, the net operating loss carryforward is approximately $2,000,000. The net operating loss carryforwards expire at various dates through 2011, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance has been provided.

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code
     Section 382 to a percentage (about 6%) of the fair market value of the Company at the time of any such ownership change.

     The Company's tax provision (benefit) differs from the expected statutory rate principally due to the impact of state income and minimum taxes, increases in valuation allowance and impact of surtax exemptions.

NOTE G - CAPITAL LEASE OBLIGATIONS

     The Company has capital leases for certain equipment for use in its manufacturing and research and development activities.

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE G (continued)

     Future minimum lease payments on these leases are as follows:

        Year ending December 31,

             1997                                          $441,970
             1998                                           147,887
             1989                                            64,012
             2000                                             6,781
             2001                                               525
                                                           --------

                                                            661,175

             Less amount representing interest              (78,814)

                                                           --------
        Present value of minimum lease payments            $582,361
                                                            =======

     The carrying value of assets under capital leases was $0 and $177,682 at December 31, 1995 and 1996, respectively, and is included in property and equipment. Amortization of these assets is included in depreciation and research and development expenses.

NOTE H - COMMITMENTS AND CONTINGENCIES

     1.  Operating Leases

         The Company leases office and manufacturing space and various equipment under operating leases expiring through 2000.

         During March 1996, the Company entered into a lease agreement for approximately 21,000 square feet of additional office and manufacturing space. The lease term commenced May 1, 1996 and is for a three-year period ending April 30, 1999. The annual rental is $168,000 plus the Company's share of real estate taxes, utilities and other occupancy costs. The Company has the option to renew the lease for another three-year term so long as it exercises its option to lease the entire building (36,405 square feet).

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE H (continued)

         The Company is still obligated, until October 31, 1997, under its lease for its previous 6,000 square-foot office location. This location may be utilized by the Company as its mechanical workshop or it may be sublet.

         Future minimum lease payments on noncancellable operating leases are as follows:

           Year ending December 31,

                   1997                                     $229,117
                   1998                                      182,512
                   1999                                       44,750
                   2000                                          579
                                                            --------
                                                            $456,958

                                                             =======

         Rent expense was $129,000 and $245,839 for the years ended December 31, 1995 and 1996, respectively.

     2.  Bank Line of Credit

         During May 1995, the Company obtained a bank line of credit of $250,000 to meet short-term liquidity requirements. Borrowings under the line were due December 3, 1996 and paid in January 1997 from the proceeds of the public offering.

     3.  Employment Agreements

         Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

         The Company entered into a two-year consulting agreement commencing December 1995 and ending December 1997 with a Director of the Company. Under such agreement, the Director will receive compensation of $30,000 per year for a minimum of two years.

                                 Amplidyne, Inc.

                           December 31, 1995 and 1996

NOTE I - LOSS PER SHARE

     All shares, warrants and options issued or granted within the prior twelve months at prices lower than the initial public offering price ($5 per share) are considered, for purposes of calculating loss per share, to be outstanding for all periods presented. Accordingly, loss per share amounts are based upon the weighted average number of shares outstanding (2,850,000 shares) for each period presented plus the effect of below market warrants and options calculated based on the treasury stock approach (794,950 shares for each period presented). The total shares outstanding for purposes of loss per share calculations is 3,644,950.

     Proceeds from the public offering of common stock (Note C) were used to retire debt of $1,214,000 in January 1997. Had the public offering and corresponding retirement of debt occurred on January 1, 1996 or on their date of issuance in 1996, net loss per share would have been $1.00 in 1996.

NOTE J - STOCKHOLDER LOAN


     During 1994, 1995 and 1996, the Company's president and principal shareholder advanced funds to the Company for operating needs. Amounts so advanced were without interest and are expected to be repaid in full from proceeds of the initial public offering.

     Effective March 31, 1996, $125,716 of stockholder loans was forgiven and contributed to capital.

NOTE K - SUPPLEMENTAL CASH FLOW DISCLOSURES

     The Company acquired equipment under capital lease obligations totalling $501,429 during the year ended December 31, 1996. During 1996, the officer of the Company forgave $125,716 in debt, and contributed to capital. In 1996, the Company recorded $324,500 in non-cash Deferred Financing Costs. In December 1996, the Company recorded a non-cash amount of $55,000 relating to a December Private Placement.

NOTE J - LITIGATION

     The Company is a Defendent to a complaint filed in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract and alleged damages in the amount of $4,322,579.05, plus interest, costs and attorneys fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of $463,411.36, plus interest, costs and attorney fees. Management believes that the allegations in the complaint are without merit.

     From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that would have a material effect on the Company's results of operations or financial condition.

                                  SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        AMPLIDYNE, INC.

                                        By:/s/ Devendar S. Bains
                                           ---------------------------
                                           Name:  Devendar S. Bains
                                           Title: Chief Executive Officer,
                                              President, Treasurer, Principal
                                              Accounting Officer and Director

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

 Signature                         Title                          Date
 ---------                         -----                          ----

/s/ Devendar S. Bains         Chief Executive Officer,           April 15, 1997
------------------------      President, Treasurer,
Devendar S. Bains             Principal Accounting Officer
                              and Director

/s/ Tarlochan Bains           Vice President and Director        April 15, 1997
------------------------
 Tarlochan Bains

 /s/ Nirmal Bains             Secretary                          April 15, 1997
-------------------------
 Nirmal Bains