Form 10QSB
period 1997-03-31
AMPLIDYNE INC
filed 1997-05-20
CIK 1016151

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                AMPLIDYNE, INC.
                                ---------------
       (Exact name of small business issuer as specified in its charter)

           DELAWARE                                             22-3440510
           --------                                             ----------
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                             Identification No.)

                               144 Belmont Drive
                           Somerset, New Jersey 08873
                           --------------------------
                    (Address of principal executive offices)

                                 (908) 271-8473
                                 --------------
                          (Issuer's telephone number)


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X   No
                                   -----   -----

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 15, 1997 was 4,460,000.

                                AMPLIDYNE, INC.
                                  FORM 10-QSB
                       THREE MONTHS ENDED MARCH 31, 1997


                               TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1      Financial Statements (Unaudited):

            Balance Sheets.................................................1-2

            Statements of Operations.........................................3

            Statement of Changes in Stockholder's Equity.....................4

            Statement of Cash Flows..........................................5

            Notes to Financial Statements..................................6-8

Item 2      Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................9-10

PART II - OTHER INFORMATION

Signatures..................................................................11

Exhibit 27- Financial Data Schedule.........................................12

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                       December 31,     March 31,
                                                          1996 *          1997
                                                        ----------     ----------
                                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $  104,310     $4,317,011
  Accounts receivable, net of allowance
    for doubtful accounts of $119,000                      207,339        374,792
  Inventories                                              402,696        280,702
  Deferred financing costs                                 324,540           --
  Private placement costs                                   55,000           --
  Prepaid expenses and other current assets                  5,665          5,365
                                                        ----------     ----------

    Total current assets                                 1,099,550      4,977,870

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                  389,433        453,713
  Furniture and fixtures                                    42,806         42,806
  Autos and trucks                                          19,923         19,923
  Leasehold improvements                                     4,162          4,162
                                                        ----------     ----------
                                                           456,324        520,604
    Less: Accumulated depreciation and amortization        145,593        161,053
                                                        ----------     ----------
      Net depreciated cost                                 310,731        359,551

PREPAID REGISTRATION COSTS                                 167,053           --

OTHER ASSETS                                                45,230         35,000
                                                        ----------     ----------
TOTAL ASSETS                                            $1,622,564     $5,372,421
                                                        ==========     ==========

* Derived from Company's audited Balance Sheet at December 31, 1996

   The accompanying notes are an integral part of these financial statements

                                AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                     December 31,        March 31,
                                                         1996 *            1997
                                                     ------------      ------------
                                                                        (Unaudited)
CURRENT LIABILITIES
  Bank line of credit                                $    210,000      $       --
  Notes payable                                         1,214,000              --
  Current maturities of lease obligations                 381,392           267,090
  Accounts payable                                        690,760           200,398
  Accrued expenses                                        401,518           331,616
  Stockholders' loan                                      442,745           418,051
                                                     ------------      ------------

    Total current liabilities                           3,340,415         1,217,155

LONG-TERM LIABILITIES
  Lease obligations                                       200,969           163,032

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and
    outstanding
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 2,850,000 shares and
    4,460,000 shares issued and outstanding at
    December 31, 1996 and March 31, 1997,
    respectively                                              285               446
  Additional paid-in-capital                            5,239,961        12,021,953
  Accumulated deficit                                  (7,159,066)       (8,030,165)
                                                     ------------      ------------

    Total stockholders' equity                         (1,918,820)        3,992,234
                                                     ------------      ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                               $  1,622,564      $  5,372,421
                                                     ============      ============

* Derived from Company's audited Balance Sheet at December 31, 1996

   The accompanying notes are an integral part of these financial statements

                                AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                Three            Three
                                               Months           Months
                                                Ended            Ended
                                              March 31,        March 31,
                                                1996             1997
                                             -----------      -----------
Net sales                                    $   500,658      $   550,645
Cost of goods sold                               485,655          518,270
                                             -----------      -----------
   Gross profit                                   15,003           32,375

Operating expenses
  Selling, general, and administrative           195,374          310,043
  Research, engineering, and development         185,914          264,520
                                             -----------      -----------

    Operating loss                              (366,285)        (542,188)

Other nonoperating income and expenses
  Interest income                                   --             14,960
  Interest expense                                 9,443           18,981
  Stock compensation and financing costs         281,250          324,540
                                             -----------      -----------

    Loss before income taxes                    (656,978)        (870,749)

Provision for income taxes                          --                350

    NET LOSS                                 $  (656,978)     $  (871,099)
                                             ===========      ===========

Net loss per share                           $      (.21)     $      (.17)
                                             ===========      ===========

Weighted average number of shares
  outstanding                                  3,187,500        5,254,950

   The accompanying notes are an integral part of these financial statements

                                AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                       Three Months     Three Months
                                                          Ended            Ended
                                                      March 31, 1996   March 31, 1997
                                                        -----------      -----------
Cash flows from operating activities:
  Net Loss                                              $  (656,978)     $  (871,099)
                                                        -----------      -----------

  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                           8,903           25,690
      Stock compensation expense                            281,250          324,540
      Changes in assets and liabilities
        Accounts receivable                                 (63,583)        (167,453)
        Inventories                                         (43,033)         121,994
        Prepaid expenses and other current assets           (18,830)          55,300
        Accounts payable and accrued expenses              (163,719)        (560,264)
        Customer advances                                   (79,247)            --
                                                        -----------      -----------
    Total adjustments                                       (78,259)        (200,193)
                                                        -----------      -----------
      Net cash used for operating activities               (735,237)      (1,071,292)
                                                        -----------      -----------

Cash flows from investing activities:
  Purchase of fixed assets                                  (29,169)         (64,280)
                                                        -----------      -----------
     Net cash used for investing activities                 (29,169)         (64,280)
                                                        -----------      -----------

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit            --           (210,000)
  Proceeds from (repayments of) notes payable               250,000       (1,214,000)
  Lease obligations                                          55,659         (152,239)
  Proceeds from (repayments of) stockholders' loans          55,000          (24,694)
  Prepaid registration costs                                   --            167,053
  Stock issuance                                            250,000        6,782,153
                                                        -----------      -----------
    Net cash provided by financing activities               610,659        5,348,273
                                                        -----------      -----------

      NET INCREASE (DECREASE) IN CASH                      (153,747)       4,212,701


Cash at beginning of year                                   153,747          104,310
                                                        -----------      -----------
Cash and cash equivalents at end of year                $      --        $ 4,317,011
                                                        ===========      ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                              $     9,443      $    83,659
                  Income taxes                                 --               --

   The accompanying notes are an integral part of these financial statements

                                AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1997
                                  (UNAUDITED)

                                   Common Stock              Additional      Accumulated
                                 Shares   Par Value       Paid-In-Capital      (Deficit)           Total
                               ---------  ---------       ---------------    ------------         -------
Balance at December 31, 1996   2,850,000    $ 285           $ 5,239,961      $ (7,159,066)    $ (1,918,820)

Issuance of common stock       1,610,000      161             6,781,992                          6,782,153

Net Loss                                                                         (871,099)        (871,099)
                               ---------    -----           -----------      ------------     ------------
Balance  at March 31, 1997     4,460,000    $ 446           $12,021,953      $ (8,030,165)    $  3,992,234
                               =========    =====           ===========      ============     ============

   The accompanying notes are an integral part of these financial statements

                                AMPLIDYNE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note A - Adjustments

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three-month periods ended March 31, 1996 and March 31, 1997, (b) the financial position at December 31, 1996 and March 31, 1997,
    (c) the statements of cash flows for the three-month periods ended March 31, 1996 and March 31, 1997, and (d) the changes in stockholders' equity for the three month period ended March 31, 1997, have been made. The results of operations for the three months ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

Note B - Unaudited Interim Financial Information

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1996, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1997.

Note C - Public Offering

    A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consists of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period commencing one year from the date of the offering. The Company may redeem the warrants at a price of $.01 per warrant at any time with not less than thirty days' prior written notice if the average closing price equals or exceeds $9.00 per share for any twenty consecutive trading days.

                                AMPLIDYNE, INC.
                         NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note C (Continued)

    In the first quarter ended March 31, 1997, the Company received proceeds from the public offering of $ 8,211,000, which included the overallotment of 210,000 units. The net proceeds received by the Company was calculated as follows:
         Gross Proceeds                     $ 8,211,000
         Less: Costs of Issuance:
           Underwriting                       1,024,430
           Legal and Blue Sky Fees              178,453
           Printing                              58,911
           Registration Costs                   167,053
                                            -----------
         Net Proceeds of Stock Issuance     $ 6,782,153
                                            ===========

    The Company paid down the bank line of credit, notes payable and accrued interest which totalled approximately $1,500,000.

    The following table summarizes shares of common stock reserved for issuance:
         Offering warrants                                         1,610,000
         Underwriters' purchase option warrants and shares           280,000
         Options to noteholders                                      550,000
         Warrants to noteholders                                     476,500
         Shares reserved for stock option and SARs plan            1,500,000
         Warrants to officers                                        350,000
         Options to employees                                         30,000
                                                                 -----------
                                                                   4,796,500

  Note D - Loss Per Share

    All shares, warrants and options issued or granted within the prior twelve months at prices lower than the initial public offering price ($5 per share) are considered, for purposes of calculating loss per share, to be outstanding for all periods presented. Accordingly, loss per share amounts are based upon the weighted average number of shares outstanding (2,850,000 and 4,460,000 shares at March 31, 1996 and March 31, 1997, respectively) for each period presented plus the effect of below market warrants and options calculated based on the treasury stock approach (337,500 and 794,950 shares at March 31, 1996 and March 31, 1997, respectively). The total shares outstanding for purposes of loss per share calculations are 3,187,500 and 5,254,950 shares at March 31, 1996 and March 31, 1997, respectively.

                                AMPLIDYNE, INC.
                           NOTES FINANCIAL STATEMENTS
                                 MARCH 31, 1997

Note E - Litigation

    The Company is a defendant to a complaint filed in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997, alleging breach of contract and alleged damages in the amount of $4,322,579.05, plus interest, costs and attorneys' fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of $463,411.36, plus interest, costs and attorneys' fees. Management believes that the allegations in the complaint are without merit.

Note F - New Accounting Pronouncement

    In February 1997, the Financial Accounting Standards Board issued Statements on Financial Accounting Standards No. 128, Earnings Per Share, which is effective for financial statements for both interim and annual periods ending after December 1997. Early adoption of the new standard is not permitted. The new standard eliminates primary and fully diluted earnings per share and requires presentation of basic and diluted earnings per share together with disclosure of how the per share amounts were computed. The pro forma effect of adopting the new standard would have no impact on these financial statements.

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
          The following table sets forth certain operating data:

                             Percentage of Total Net Sales
                                Quarter ended March 31,
                                 1996           1997
                               ---------      ---------

Net sales                      $ 500,658      $ 550,645
Cost of goods sold               485,655        518,270
                               ---------      ---------
  Gross profit                    15,003         32,375
                               ---------      ---------
Selling, general, and
  administrative                 195,374        310,043
Research, engineering,
  and development                185,914        264,520
                               ---------      ---------
  Total operating expenses       381,288        574,563
                               ---------      ---------
Stock compensation and
  financing costs                281,250        324,540
Interest income                     --           14,960
Other expenses                     9,443         18,981
                               ---------      ---------
  Loss before income taxes      (656,978)      (870,749)
Provision for income taxes          --              350
                               ---------      ---------
  NET LOSS                     $(656,978)     $(871,099)
                               =========      =========

  Results of operations-Quarter ended March 31, 1997 compared to Quarter ended
                                 March 31, 1996

     Net sales for the three month period ended March 31, 1997 were $550,645, representing an increase of approximately 10% over the corresponding period in 1996. The increase is principally attributable to additional sales from the supply of PCS Multicarrier Linear Power amplifiers to a key customer in Korea.

    Gross profit for the three month period ended March 31, 1997 amounted to $32,375 (5.8% of sales), compared to $15,003 (3% of sales), for the corresponding period in the prior year. The increase in the gross margin from the corresponding quarter of the prior year is principally attributable to continuing orders from one customer involving less research and development. This trend should continue as reoccurring orders are received.

    Selling, general and administrative expenses were $310,043 (56.3 % of sales) in the first quarter of 1997 compared to $195,374 (39.0% of sales) for the first quarter of 1996. The $114,669 rise is due in part to increased rental expense for the new larger facilities leased May 1, 1996. These expenses will decrease in November 1997 when the lease on the old location expires. Higher consulting and professional fees relating to the public offering in the fist quarter of 1997 also added to the increase in selling, general and administrative expenses.

    Research, engineering and development also increased in the first quarter of 1997 compared to the first quarter of 1996 due to increased engineering salaries and other related research and development expenses necessary for the specific design and testing of prototype products for OEM manufacturers.

    Interest expense was higher in the first quarter of 1997 because of the outstanding bank debt, lease obligations, and promissory notes. Bank debt and private placement notes were paid off with the proceeds of the public offering which will eliminate most of the interest expense during the remainder of 1997.

    Stock compensation expense in the first quarter of 1997 was $324,540 which relates to the deferred costs on warrants issued in September and December 1996 at prices substantially lower than the initial public offering price. No future write offs are expected.

     As a result of the foregoing, the Company incurred net losses of ($871,099) or (.17) per share for the quarter ended March 31, 1997 compared with net losses of ($656,978) or (.21) per share for the same period in 1996.

Liquidity and Capital Resources

    At March 31, 1997, the Company had cash and cash equivalents of $4,317,011 principally due to the injection of IPO funds. The outstanding bank loans, private placement debt and interest totalling approximately $1,500,000 was paid off during the period ended March 31, 1997. The Company had accrued expenses of $331,616 at March 31, 1997 consisting of back payroll, taxes and commissions.

    The Company believes that the net proceeds of the Company's initial public offering and operations will meet its working capital obligations and fund further development of it's business for the next twelve months. There can be no assurance that any additional financing will be available to the Company.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            AMPLIDYNE, INC.


Dated:  May 20, 1997                        By: /s/ Devendar S. Bains
                                                ----------------------------
                                            Name:   Devendar S. Bains
                                            Title:  Chief Executive Officer,
                                                    President, Treasurer,
                                                    Principal Accounting
                                                    Officer and Director