Form 10QSB
period 1997-06-30
AMPLIDYNE INC
filed 1997-08-14
CIK 1016151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.

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

                                 Yes _X_ No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 14, 1997 was 4,460,000.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 1997

                                TABLE OF CONTENTS
                                -----------------

PART 1 - FINANCIAL INFORMATION
         ---------------------
Item 1    Financial Statements (Unaudited):

          Balance Sheets...............................................1-2

          Statements of Operations.....................................3

          Statement of Changes in Stockholder's Equity.................4

          Statement of Cash Flows......................................5

          Notes to Financial Statements................................6-8

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations........................9-10

PART II - OTHER INFORMATION
          -----------------

Signatures.............................................................11

Exhibit 27- Financial Data Schedule....................................12

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                         December 31,  June 30,
                                                            1996         1997
                                                            ----         ----
                                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                              $  104,310   $3,502,394
  Accounts receivable, net of allowance
    for doubtful accounts of $119,000                       207,339      274,031
  Inventories                                               402,696      391,942
  Deferred financing costs                                  324,540           --
  Private placement costs                                    55,000           --
  Prepaid expenses and other current assets                   5,665        5,365
                                                         ----------   ----------
    Total current assets                                  1,099,550    4,173,732

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                   389,433      527,198
  Furniture and fixtures                                     42,806       42,806
  Autos and trucks                                           19,923       19,923
  Leasehold improvements                                      4,162        4,162
                                                         ----------   ----------
                                                            456,324      594,089
    Less: Accumulated depreciation and amortization         145,593      179,957
                                                         ----------   ----------
      Net depreciated cost                                  310,731      414,132

PREPAID REGISTRATION COSTS                                  167,053           --

OTHER ASSETS                                                 45,230       35,000

TOTAL ASSETS                                             $1,622,564   $4,622,864
                                                         ----------   ----------

* Derived from Company's audited Balance Sheet at December 31, 1996

   The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     December 31,      June 30,
                                                        1996 *          1997
                                                        ----            ----
                                                                     (Unaudited)

CURRENT LIABILITIES
  Bank line of credit                              $    210,000    $         --
  Notes payable                                       1,214,000              --
  Current maturities of lease obligations               381,392         263,390
  Accounts payable                                      690,760         149,441
  Accrued expenses                                      401,518         424,307
  Stockholders' loan                                    442,745         148,051
                                                   ------------    ------------
    Total current liabilities                         3,340,415         985,189

LONG-TERM LIABILITIES
  Lease obligations                                     200,969          95,538

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and
    outstanding
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 2,850,000 shares and
    4,460,000 shares issued and outstanding at
    December 31, 1996 and June 30, 1997,
    respectively                                            285             446
  Additional paid-in-capital                          5,239,961      12,021,953
  Accumulated deficit                                (7,159,066)     (8,480,262)
                                                   ------------    ------------
    Total stockholders' equity                       (1,918,820)      3,542,137

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $  1,622,564    $  4,622,864
                                                   ============    ============


* Derived from Company's audited Balance Sheet at December 31, 1996

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                             Three Months Ended            Six Months Ended
                                                                  June 30,                      June 30,
                                                           1996            1997            1996           1997
                                                      -----------     -----------     -----------     -----------
Net sales                                             $   771,549         348,249     $ 1,272,207         898,894
Cost of goods sold                                        620,771         318,488       1,106,426         836,758
                                                      -----------     -----------     -----------     -----------
   Gross profit                                           150,778          29,761         165,781          62,136

Operating expenses
  Selling, general, and administrative                    302,881         310,111         498,255         620,154
  Research, engineering, and development                  345,450         212,508         531,364         477,028
                                                      -----------     -----------     -----------     -----------
    Operating loss                                       (497,553)       (492,858)       (863,838)    (1,035,046)

Other nonoperating income and expenses
  Interest income                                              --          51,666              --          66,626
  Interest expense                                         21,323           8,905          30,766          27,886
  Stock compensation and financing costs                1,101,875              --       1,383,125         324,540
                                                      -----------     -----------     -----------     -----------

    Loss before income taxes                           (1,620,751)       (450,097)     (2,277,729)    (1,320,846)

Provision for income taxes                                     --              --              --             350
                                                      -----------     -----------     -----------     -----------

    NET LOSS                                          $(1,620,751)       (450,097)    $(2,277,729)     (1,321,196)
                                                      ===========     ===========     ===========     ===========

Net loss per share                                    $      (.44)           (.08)    $      (.62)           (.25)
                                                      ===========     ===========     ===========     ===========

Weighted average number of shares
  outstanding                                           3,644,950       5,254,950       3,644,950       5,254,950
                                                      ===========     ===========     ===========     ===========



    The accompanying notes are an integral part of these financial statements

                                AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                        Six Months       Six Months
                                                          Ended            Ended
                                                      June 30, 1996    June 30, 1997
                                                       -----------     -----------
Cash flows from operating activities:
  Net Loss                                             $(2,277,729)    $(1,321,196)
                                                       -----------     -----------

  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                         28,228          44,594
      Stock compensation expense                         1,383,125         324,540
      Changes in assets and liabilities
        Accounts receivable                               (419,605)        (66,692)
        Inventories                                       (188,157)         10,754
        Prepaid expenses and other current assets          (46,330)         55,300
        Accounts payable and accrued expenses               62,344        (518,530)
        Customer advances                                 (144,132)             --
                                                       -----------     -----------
    Total adjustments                                      675,473        (150,034)
                                                       -----------     -----------
      Net cash used for operating activities            (1,062,256)     (1,471,230)
                                                       -----------     -----------

Cash flows from investing activities:
  Purchase of fixed assets                                 (79,563)       (137,765)
                                                       -----------     -----------
     Net cash used for investing activities                (79,563)       (137,765)

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit             --        (210,000)
  Proceeds from (repayments of) notes payable              550,000      (1,214,000)
  Lease obligations                                        216,465        (223,433)
  Proceeds from (repayments of) stockholders' loans        205,000        (294,694)
  Prepaid registration costs                                    --         167,053
  Stock issuance                                           570,000       6,782,153
                                                       -----------     -----------
    Net cash provided by financing activities            1,541,465       5,007,079
                                                       -----------     -----------

      NET INCREASE (DECREASE) IN CASH                     (140,354)      3,398,084

Cash at beginning of year                                  153,747         104,310
                                                       -----------     -----------


Cash and cash equivalents at end of period             $    13,393     $ 3,502,394
                                                       ===========     ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                             $    19,377     $    97,403
                  Income taxes                                  --              --



    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 1997
                                   (UNAUDITED)

                                         Common Stock           Additional   Accumulated
                                         ------------           ----------   -----------
                                     Shares     Par Value    Paid-In-Capital  (Deficit)          Total
                                  ---------    -----------    -----------    -----------     -----------
Balance at December 31, 1996      2,850,000    $       285    $ 5,239,961    $(7,159,066)    $(1,918,820)

Issuance of common stock          1,610,000            161      6,781,992                      6,782,153

Net Loss                                                                      (1,321,196)     (1,321,196)
                                  ---------    -----------    -----------    -----------     -----------
Balance at June 30, 1997          4,460,000    $       446    $12,021,953    $(8,480,262)    $ 3,542,137
                                  ---------    -----------    -----------    -----------     -----------



    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

Note A - Adjustments

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six-month periods ended June 30, 1996 and June 30 1997,
    (b) the financial position at December 31, 1996 and June 30, 1997, (c) the statements of cash flows for the six-month periods ended June 30, 1996 and June 30, 1997, and (d) the changes in stockholders' equity for the six month period ended June 30, 1997, have been made. The results of operations for the six months ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1997

Note C (Continued)


    In the first quarter of 1997, the Company received proceeds from the public offering of $ 8,211,000, which included the overallotment of 210,000 units. The net proceeds received by the Company was calculated as follows:

         Gross Proceeds                          $8,211,000
         Less: Costs of Issuance:
           Underwriting                           1,024,430
           Legal and Blue Sky Fees                  178,453
           Printing                                  58,911
           Registration Costs                       167,053
                                                 ----------
         Net Proceeds of Stock Issuance          $6,782,153
                                                 ==========

    The Company paid down the bank line of credit, notes payable and accrued interest which totalled approximately $1,500,000.

    The following table summarizes shares of common stock reserved for issuance:
         Offering warrants                                          1,610,000
         Underwriters' purchase option warrants and shares            280,000
         Options to noteholders                                       550,000
         Warrants to noteholders                                      476,500
         Shares reserved for stock option and SARs plan             1,500,000
         Warrants to officers                                         350,000
         Options to employees                                          30,000
                                                                    ---------
                                                                    4,796,500
                                                                    =========

  Note D - Loss Per Share

    All shares, warrants and options issued or granted within the prior twelve months at prices lower than the initial public offering price ($5 per share) are considered, for purposes of calculating loss per share, to be outstanding for all periods presented. Accordingly, loss per share amounts are based upon the weighted average number of shares outstanding (2,850,000 and 4,460,000 shares at June 30, 1996 and June 30, 1997, respectively) for each period presented plus the effect of below market warrants and options calculated based on the treasury stock approach (794,950 and 794,950 shares at June 30, 1996 and June 30, 1997, respectively). The total shares outstanding for purposes of loss per share calculations are 3,644,950 and 5,254,950 shares at June 30, 1996 and June 30, 1997, respectively.

                                 AMPLIDYNE, INC.
                           NOTES FINANCIAL STATEMENTS
                                  JUNE 30, 1997

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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         The following table sets forth certain operating data:

                                       Percentage of Total Net Sales
                                         Six Months ended June 30,
                                        1996                  1997
                                        ----                  ----
Net sales                           $ 1,272,207           $   898,894
Cost of goods sold                    1,106,426               836,758
                                    -----------           -----------
  Gross profit                          165,781                62,136
                                    -----------           -----------
Selling, general, and
  administrative                        498,255               620,154
Research, engineering,
  and development                       531,364               477,028
                                    -----------           -----------
  Total operating expenses            1,029,619             1,097,182
                                    -----------           -----------
Stock compensation and

  financing costs                     1,383,125               324,540
Interest income                              --                66,626
Other expenses                           30,766                27,886
                                    -----------           -----------

  Loss before income taxes           (2,277,729)           (1,320,846)
Provision for income taxes                   --                   350
                                    -----------           -----------
  NET LOSS                          $(2,277,729)          $(1,321,196)
                                    ===========           ===========

Results of operations-Six months ended June 30 1997 compared to Six months ended
                                  June 30 1996

Net sales for the six month period ended June 30 1997 were $898,894, representing an decrease of approximately 29% over the corresponding period in 1996. This decrease is principally attributable to purchase orders received in early 1997 which have been placed on hold due to engineering changes made to the original specifications by a key customer in Korea.

Gross profit for the six month period ended June 30 1997 amounted to $62,136 (6.9% of sales), compared to $165,781 (13.0% of sales), for the corresponding period in the prior year. The decrease in the gross margin from the corresponding period of the prior year is principally attributable to a key Korean customer placing a hold on purchase orders they placed in early 1997, thereby reducing sales for the quarter. A hold was put on these purchase orders due to engineering changes made to the original specifications.

    Selling, general and administrative expenses were $620,154 (69.0 % of sales) in the second quarter of 1997 compared to $498,255 (39.2% of sales) for the second quarter of 1996. The $121,899 rise is due in part to increased rental expense for the new larger facilities leased May 1, 1996. These expenses will decrease in November 1997 when the lease on the old location expires. Higher consulting and professional fees relating to the public offering in the first quarter of 1997 also added to the increase in selling, general and administrative expenses.

    Research, engineering and development decreased in the second quarter of 1997 compared to the second quarter of 1996 due to continuing orders from customers involving less research and development expenses. This trend should continue as reoccurring orders are received.

    Interest expense was lower in the second quarter of 1997 because bank debt and private placement notes were paid off with the proceeds of the public offering which will eliminate most of the interest expense during the remainder of 1997.

    Stock compensation expense for the six months ended June 30, 997 was $324,540 which relates to the deferred costs on warrants issued in September and December 1996 at prices substantially lower than the initial public offering price. No future write offs are expected.


   As a result of the foregoing, the Company incurred net losses of ($1,321,196) or (.25) per share for the quarter ended June 30 1997 compared with net losses of ($2,277,729) or (.62) per share for the same period in 1996.

Liquidity and Capital Resources

    At June 30 1997, the Company had cash and cash equivalents of $3,502,394 principally due to the injection of IPO funds. The outstanding bank loans, private placement debt and interest totalling approximately $1,500,000 was paid off during the period ended March 31, 1997. In addition, $250,000 of the outstanding loan from a principal stockholder was paid off during the second quarter of 1997. The Company had accrued expenses of $424,307 at June 30, 1997 consisting of back payroll, taxes and commissions.

    The Company believes that the net proceeds of the Company's initial public offering and operations will meet its working capital obligations and fund further development of it's business for the next twelve months. There can be no assurance that any additional financing will be available to the Company.

                                   SIGNATURES
                                   ----------

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.

                                             AMPLIDYNE, INC.

Dated:  August 14, 1997                      By: /s/ Devendar S. Bains
                                                 ---------------------
                                             Name:  Devendar S. Bains
                                             Title: Chief Executive Officer,
                                                    President, Treasurer,
                                                    Principal Accounting
                                                    Officer and Director