Form 10QSB
period 1997-09-30
AMPLIDYNE INC
filed 1997-11-12
CIK 1016151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         Commission File Number 0-21931

                                 AMPLIDYNE, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

         DELAWARE                                            22-3440510
-------------------------------                           ----------------
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

                                 Yes X   No
                                    ---    ---

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of October 31, 1997 was 4,460,000.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):

         Balance Sheets................................................. 1-2

         Statements of Operations....................................... 3

         Statement of Changes in Stockholder's Equity................... 4

         Statement of Cash Flows........................................ 5

         Notes to Financial Statements.................................. 6-8

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................... 9-11

PART II - OTHER INFORMATION

Signatures............................................................. 12

Exhibit 27 - Financial Data Schedule................................... 13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                   December 31, September 30,
                                                       1996*        1997
                                                       -----        ----
                                                                (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                         $  104,310   $2,724,629
  Accounts receivable, net of allowance
    for doubtful accounts of $119,000                  207,339      181,575
  Inventories                                          402,696      320,390
  Deferred financing costs                             324,540         --
  Private placement costs                               55,000         --
  Prepaid expenses and other current assets              5,665        9,208
                                                    ----------   ----------
    Total current assets                             1,099,550    3,235,802

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                              389,433      538,214
  Furniture and fixtures                                42,806       42,806
  Autos and trucks                                      19,923       19,923
  Leasehold improvements                                 4,162        4,162
                                                    ----------   ----------
                                                       456,324      605,105
    Less: Accumulated depreciation and amortization    145,593      199,557
                                                    ----------   ----------
      Net depreciated cost                             310,731      405,548

PREPAID REGISTRATION COSTS                             167,053         --

OTHER ASSETS                                            45,230       35,000
                                                    ----------   ----------

TOTAL ASSETS                                        $1,622,564   $3,676,350
                                                    ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1996

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                   December 31,    September 30,
                                                       1996*            1997
                                                       ----             ----
                                                                    (Unaudited)

CURRENT LIABILITIES
  Bank line of credit                              $    210,000    $         --
  Notes payable                                       1,214,000              --
  Current maturities of lease obligations               381,392         157,825
  Accounts payable                                      690,760         173,634
  Accrued expenses                                      401,518         114,858
  Stockholders' loan                                    442,745         103,051
                                                   ------------    ------------
    Total current liabilities                         3,340,415         549,368

LONG-TERM LIABILITIES
  Lease obligations                                     200,969         100,322

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and
    outstanding
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 2,850,000 shares and
    4,460,000 shares issued and outstanding at
    December 31, 1996 and September 30, 1997,
    respectively                                            285             446
  Additional paid-in-capital                          5,239,961      12,021,953
  Accumulated deficit                                (7,159,066)     (8,995,739)
                                                   ------------    ------------

    Total stockholders' equity                       (1,918,820)      3,026,660
                                                   ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $  1,622,564    $  3,676,350
                                                   ============    ============


* Derived from Company's audited Balance Sheet at December 31, 1996

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three Months Ended            Nine Months Ended
                                                 September 30,                 September 30,
                                                 -------------                 -------------
                                               1996          1997           1996           1997
                                           -----------    -----------    -----------    -----------
Net sales                                  $   685,487        286,846    $ 1,957,694      1,185,740
Cost of goods sold                             783,010        334,553      1,889,436      1,171,311
                                           -----------    -----------    -----------    -----------
   Gross profit                                (97,523)       (47,707)        68,258         14,429

Operating expenses
  Selling, general, and administrative         372,986        296,380        871,241        916,534
  Research, engineering, and development       169,845        199,948        701,209        676,976
                                           -----------    -----------    -----------    -----------
    Operating loss                            (640,354)      (544,035)    (1,504,192)    (1,579,081)

Other nonoperating income and expenses
  Interest income                                 --           41,219           --          107,845
  Interest expense                              20,259         12,412         51,025         40,298
  Stock compensation and financing costs     1,170,000           --        2,553,125        324,540
                                           -----------    -----------    -----------    -----------

    Loss before income taxes                (1,830,613)      (515,228)    (4,108,342)    (1,836,074)

Provision for income taxes                        --              249           --              599
                                           -----------    -----------    -----------    -----------

    NET LOSS                               $(1,830,613)      (515,477)   $(4,108,342)    (1,836,673)
                                           ===========    ===========    ===========    ===========

Net loss per share                         $      (.50)          (.10)   $     (1.12)          (.35)
                                           ===========    ===========    ===========    ===========

Weighted average number of shares
  outstanding                                3,644,950      5,254,950      3,644,950      5,254,950
                                           ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Nine Months       Nine Months
                                                          Ended             Ended
                                                      Sept. 30, 1996    Sept. 30, 1997
                                                      --------------    --------------

Cash flows from operating activities:
  Net Loss                                            $   (4,108,342)   $   (1,836,673)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                           42,413            64,194
      Stock compensation expense                           2,553,125           324,540
      Bad debt expense                                        51,065              --
      Changes in assets and liabilities
        Accounts receivable                                 (261,385)           25,764
        Inventories                                         (184,678)           82,306
        Prepaid expenses and other current assets           (141,330)           51,457
        Accounts payable and accrued expenses                308,691          (803,786)
        Customer advances                                   (155,932)             --
                                                      --------------    --------------
    Total adjustments                                      2,211,969          (255,525)
                                                      --------------    --------------
      Net cash used for operating activities              (1,896,373)       (2,092,198)
                                                      --------------    --------------

Cash flows from investing activities:
  Purchase of fixed assets                                   (92,892)         (148,781)
                                                      --------------    --------------
     Net cash used for investing activities                  (92,892)         (148,781)
                                                      --------------    --------------

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit          (20,000)         (210,000)
  Proceeds from (repayments of) notes payable                925,000        (1,214,000)
  Lease obligations                                          269,101          (324,214)
  Proceeds from (repayments of) stockholders' loans          205,000          (339,694)
  Prepaid registration costs                                    --             167,053
  Stock issuance                                             570,000         6,782,153
                                                      --------------    --------------
    Net cash provided by financing activities              1,949,101         4,861,298
                                                      --------------    --------------


      NET INCREASE (DECREASE) IN CASH                        (40,164)        2,620,319

Cash at beginning of year                                    153,747           104,310
                                                      --------------    --------------

Cash and cash equivalents at end of period            $      113,583    $    2,724,629
                                                      ==============    ==============
Supplemental disclosures of cash flow information
  Cash paid for:  Interest                            $       29,748    $      112,261
                  Income taxes                                  --                 249

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

                                     Common Stock              Additional      Accumulated
                                     ------------              ----------      -----------
                                  Shares       Par Value     Paid-In-Capital    (Deficit)        Total
                                ----------    -----------    ---------------   -----------    -----------

Balance at December 31, 1996     2,850,000    $       285    $     5,239,961   $(7,159,066)   $(1,918,820)

Issuance of common stock         1,610,000            161          6,781,992                    6,782,153

Net Loss                                                                        (1,836,673)    (1,836,673)
                                ----------    -----------    ---------------   -----------    -----------

Balance at September 30, 1997    4,460,000    $       446    $    12,021,953   $(8,995,739)   $ 3,026,660
                                ==========    ===========    ===============   ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

Note A - Adjustments

     In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the nine-month periods ended September 30, 1996 and September 30 1997, (b) the financial position at December 31, 1996 and September 30, 1997, (c) the statements of cash flows for the nine-month periods ended September 30, 1996 and September 30, 1997, and (d) the changes in stockholders' equity for the nine month period ended September 30, 1997, have been made. The results of operations for the nine months ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997

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
                                                              ---------
                                                              4,796,500
                                                              =========

Note D - Loss Per Share

     All shares, warrants and options issued or granted within the prior twelve months at prices lower than the initial public offering price ($5 per share) are considered, for purposes of calculating loss per share, to be outstanding for all periods presented. Accordingly, loss per share amounts are based upon the weighted average number of shares outstanding (2,850,000 and 4,460,000 shares at September 30, 1996 and September 30, 1997, respectively) for each period presented plus the effect of below market warrants and options calculated based on the treasury stock approach (794,950 and 794,950 shares at September 30, 1996 and September 30, 1997, respectively). The total shares outstanding for purposes of loss per share calculations are 3,644,950 and 5,254,950 shares at September 30, 1996 and September 30, 1997, respectively.

                                 AMPLIDYNE, INC.
                           NOTES FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


Note E - Litigation

     Reference is hereby made to the Company's form 10-QSB for the period June 30, 1997.

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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

        The following table sets forth certain operating data:

                                                  Percentage of Total Net Sales
                                                 Nine Months ended September 30,
                                                     1996              1997
                                                 -----------        -----------

Net sales                                        $ 1,957,694        $ 1,185,740
Cost of goods sold                                 1,889,436          1,171,311
                                                 -----------        -----------
  Gross profit                                        68,258             14,429
                                                 -----------        -----------
Selling, general, and
  administrative                                     871,241            916,534
Research, engineering,
  and development                                    701,209            676,976
                                                 -----------        -----------
  Total operating expenses                         1,572,450          1,593,510
                                                 -----------        -----------
Stock compensation and
  financing costs                                  2,553,125            324,540
Interest income                                         --              107,845
Other expenses                                        51,025             40,298
                                                 -----------        -----------
  Loss before income taxes                        (4,108,342)        (1,836,074)
Provision for income taxes                              --                  599
                                                 -----------        -----------
  NET LOSS                                       $(4,108,342)       $(1,836,673)
                                                 ===========        ===========

  Results of operations-Nine months ended September 30, 1997 compared to Nine months ended September 30, 1996

Net sales for the nine month period ended September 30, 1997 were $1,185,740, representing an decrease of approximately 39% over the corresponding period in 1996. This decrease is principally attributable to purchase orders received in early 1997 which have been placed on hold due to engineering changes made to the original specifications, by a key customer in Korea. In addition, prototype orders received for wireless loop amplifiers were engineered and delivered during the third quarter of 1997. These prototypes are expected to generate
1.3 million dollars in sales orders for the fourth quarter of 1997, which are expected to be shipped during the fourth quarter of 1997 and the first quarter of 1998. The Company has demonstrated its products at the PCS show in September 1997 which were well received by engineers and managers of the various OEM organizations throughout the world. As a result, the Company is continuing to demonstrate it's products to major OEM's in the United States, Europe, and Asia. Prototype orders continue to be placed with the Company, which should result in major developments during 1998.

Gross profit for the nine month period ended September 30, 1997 amounted to $14,429 (1.2% of sales), compared to $68,253 (3.5% of sales), for the corresponding period in 1996. The decrease in the gross margin from the corresponding period of the prior year is principally attributable to a key Korean customer placing a hold on purchase orders they placed in early 1997 and prototype orders.

Selling, general and administrative expenses were $916,534 (77% of sales) for the period ended September 30, 1997 compared to $871,241 (45% of sales) for the corresponding period in 1996. These expenses increased from 1996 to 1997 due to higher consulting and professional fees relating to the public offering during the first quarter of 1997.

Research, engineering and development decreased slightly from 1996 to 1997. Research and development expenses for the period ended September 30, 1997 were $676,976 compared to the expenditures for the period ended September 30, 1996 which were $701,209. These expenses remain relatively unchanged due to the fact that the Company needs to maintain research and development efforts in order to refine it's products for the needs of the PCS and cellular markets.

Interest income for the nine months ended September 30, 1997 was $107,845 compared to $0 for the corresponding period in 1996. This increase is due to the injections of IPO which are maintained in an investment account.

Stock compensation expense for the nine months ended September 30, 997 was $324,540 which relates to the deferred costs on warrants issued in September and December 1996 at prices substantially lower than the initial public offering price. No future write offs are expected.

As a result of the foregoing, the Company incurred net losses of ($1,183,673) or (.35) per share for the nine months ended September 30 1997 compared with net losses of ($4,108,342) or (1.12) per share for the same period in 1996.

Liquidity and Capital Resources

At September 30 1997, the Company had cash and cash equivalents of $2,724,629 principally due to the injection of IPO funds. The outstanding bank loans, private placement debt and interest totalling approximately $1,500,000 was paid off during the period ended March 31 1997. In addition, $295,000 of the outstanding loan from a principal stockholder was paid off during the second and third quarters of 1997. The Company had accrued expenses of $114,858 at September 30, 1997 consisting of payroll, taxes, and commissions.

               PART 1 - FINANCIAL INFORMATION - ITEM 2 (CONTINUED

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

                           AMPLIDYNE, INC.

Dated:  November 10, 1997                By:     /s/ Devendar S. Bains
                                                 ------------------------
                                         Name:   Devendar S. Bains
                                         Title:  Chief Executive Officer,
                                                 President, Treasurer,
                                                 Principal Accounting
                                                 Officer and Director