Form 10KSB
period 1997-12-31
AMPLIDYNE INC
filed 1998-04-15
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997
                                             -----------------

                           COMMISSION FILE NO. 0-21931

                                 AMPLIDYNE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                      22-3440510
---------------------------------             ---------------------------------
(STATE OF OR OTHER JURISDICTION               (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

144 BELMONT DRIVE
SOMERSET, NEW JERSEY                                       08873
----------------------                                  ----------
(ADDRESS OF PRINCIPAL                                    ZIP CODE)
 EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (732) 271-8473

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE.
                                                            -----
SECURITIES REGISTERED PURSUANT TO SECTION 12 (g) OF THE ACT:


                    COMMON STOCK, PAR VALUE $.0001 PER SHARE
                    ----------------------------------------
                                (TITLE OF CLASS)


                CLASS A REDEEMABLE COMMON STOCK PURCHASE WARRANT
                ------------------------------------------------
                                (TITLE OF CLASS)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $2,433,310.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 1998, was approximately $2,460,000.

         Number of shares outstanding of the issuer's common stock, as of March 31, 1998 was 4,460,000.

         Documents Incorporated by Reference: None

                                     PART I
ITEM 1.   BUSINESS

         GENERAL

         Amplidyne, Inc., a Delaware corporation ("Amplidyne" or the "Company") designs, manufactures and sells ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. These power amplifiers, which are a key component in cellular base stations, increase the power of radio frequency ("RF") and microwave signals with low distortion, enabling the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multicarrier power amplifiers that support a broad range of analog and digital transmission protocols including advanced mobile phone services ("AMPS"), code division multiple access ("CDMA"), time division multiple access ("TDMA"), total access communication systems ("TACS"), extended total access communication systems ("ETACS"), nordic mobile telephone ("NMT"), global system for mobile communications ("GSM") and digital communication service at 1800 MHz ("DCS-1800"). The products are marketed to the cellular, wireless local loop and personal communication systems ("PCS") segments of the wireless telecommunications industry. The PCS segment of the market is one of the fastest growing segments and the Company has devoted significant resources in 1997 to develop single channel and multi channel linear power amplifiers for this market. Certain of the Company's wireless telecommunications customers are DSC Communications and Samsung, each of which is an original equipment manufacturer ("OEM").

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

         In addition to the Company's product line of single channel power amplifiers which are currently utilized by the wireless communications industry, the Company has developed a Multicarrier Linear Power Amplifier ("MCLPA"). MCLPA combines the performance capabilities of up to 32 single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii)
established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology which amplifies many channels with minimal distortion at the same time with one product.

         The Company was incorporated on December 14,1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995. The Company maintains its executive offices at 144 Belmont Drive, Somerset, NJ 08873 and its telephone number is
(732) 271- 8473. The Company completed its initial public offering of 1,610,000 Units (each Unit consisting of one (1) share of Common Stock and one (1) Redeemable Common Stock Purchase Warrant ) in January 1997 pursuant to firm commitment underwritten offering. The offering price was $5.10 per Unit. The Common Stock and Warrants trade on the Nasdaq SmallCap Market.

FORWARD LOOKING STATEMENTS

         Certain information contained in this Annual Report on Form 10-KSB, including, without limitation, information appearing under Part I, Item I (Business), and Part II, Item 6 (Management's Discussion and Analysis of Financial Condition and Results of Operations) are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and
Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form SB-2 dated January 21, 1997, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report on Form 10-KSB. Such potential risks and uncertainties include, but are not limited to: dependence on a limited number of customers including those in the Korean marketplace; reductions, delays or cancellations in orders from new or existing customers; potential deterioration of business and economic conditions in the Company's customers marketplaces, including the Korean marketplace; new product development and product obsolescence; potential deterioration of the Company's customers credit quality due to deteriorating economic conditions in the Company's customers marketplaces, including the Korean marketplace; a limited number of potential customers; intensely competitive industry with increasing price competition; new product development and product obsolescence; variability in gross margins on new products and resulting impacts on operating results; continued success in the design of new amplifier products and the ability to manufacture in quantity such new products; continued favorable business conditions and growth in the wireless communications market; and dependence on certain suppliers for single-sourced components. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

INDUSTRY BACKGROUND

         The market for wireless communication services has grown substantially during the past decade. Cellular service has been one of the fastest growing segments of the wireless telecommunications market. The worldwide wireless revolution exploded in 1994, adding 24 million new subscribers bringing the total global subscriber count in 1995 to approximately 55 million, a growth rate of more than 70%. However, this represents a worldwide penetration of only 1.35%. Industry officials project a worldwide market penetration of 8% going into the next century, a 50% compounded annual growth rate ("CAGR"). By 2002, the Strategy Group projects that there will be nearly 500 million cellular and PCS subscribers worldwide, more than tripling the end-year 1996 cellular and PCS subscriber base of nearly 146 million. The growth in cellular communications has required, and will continue to require, substantial investment by cellular service providers in wireless infrastructure equipment. Moreover, management believes that intensified competition among cellular service providers is resulting in declining costs to end-users as well as new types of service offerings. This demand, coupled with unprecedented growth, will, in management's belief, require new infrastructure equipment and technology that will allow better coverage for higher-density networks. Carriers also need to have the flexibility to place cell sites anywhere, provide speedier deployment without regard to frequency allocation or planning with lower installation, maintenance and operational costs. In order for carriers to meet their demands, new technologies and base station equipment must be deployed.

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

         The Company has supplied prototype quantities and samples of its single channel and multichannel PCS amplifiers to major North American OEMs for evaluation. Typically it can take between 6 months to 1 year to become qualified on a program with such OEMs. The Company has devoted considerable resources to satisfy these OEMs. The Company believes that its products have been well received and the Company continues to monitor the situation to develop relationships with these customers. No assurances can be made that the Company will be successful in becoming qualified on a program with such OEMs.

         The PCS hardware market suppliers are dominated by a few large OEMs. The companies purchase their amplifiers from the Company's competitors who were approved into OEM programs, in most instances, at least 1 year prior to production. The Company expects to penetrate this market with its single or multichannel linear power amplifiers during fiscal 1998. However, no assurance can be made that the Company will be successful in its attempt to penetrate this market.

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

         In addition to cellular/ PCS system operators' need for base station equipment, in many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a cellular or PCS network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a wireless local loop system, use is made of wireless radio systems instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 ghz and 3.5 ghz wireless local loop amplifier. As a result of these developments, the Company received purchase orders for these products from its customers, such as DSC Communications.

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

         Since early 1995 the Company has been involved in research, design and development of linear power amplifiers and MCLPAs for the wireless communications industry and most recently for the emerging PCS industry. The Company has received a patent from the United States Patent and Trademark Office on its predistortion technology which has enabled the Company to provide ultra linear amplifiers with its proprietary feed forward technology. Since early 1996 the Company has allocated substantial engineering resources to develop linear power amplifiers and MCLPAs for the emerging PCS market. The Company has focused on establishing working relationships with major OEMs to develop products for the PCS market. As a result of these efforts, the Company has received prototype purchase orders for its PCS multicarrier linear power amplifiers during 1997. These units have been delivered to major North American OEMs and are presently being evaluated.

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

         The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

         INCREASE PENETRATION OF WIRELESS EQUIPMENT MANUFACTURERS. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs, such as DSC Communications. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its PCS single and multichannel products to major U.S. OEM's and attended trade shows to promote its products. As a result of this, the Company has received favorable feedback from the engineering evaluation of its products. The Company has prototype orders for its PCS single channel amplifiers. Typically it takes 6 months to 1 year for the products to be evaluated and designed into OEM base stations. The Company is in this stage with a few major OEM's and hopes to obtain further purchase orders during 1998. However, no assurances can be made that the Company will be successful in receiving such additional purchase orders.

         DEVELOP RELATIONSHIPS WITH EMERGING WIRELESS EQUIPMENT MANUFACTURERS. The Company anticipates that emerging wireless equipment manufacturers will make an increasingly significant contribution to the growth of the wireless telecommunications industry particularly the PCS and cellular segments. Management believes that its linear power amplifiers and MCLPAs will assist these equipment manufacturers in providing high capacity, low distortion low cost per channel products and has supplied amplifiers to several emerging wireless equipment manufacturers during 1997.

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

         MAINTAIN A TECHNOLOGY LEADERSHIP POSITION. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented predistortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to invest substantial resources in research and development associated with its interference cancellation technologies. See "Technology". The Company has emphasized research and development on PCS products during 1997 which management believes will be a growth area for the Company during 1998.

         DEVELOP INNOVATIVE PROPRIETARY PRODUCTS. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative and are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and product requirements and develop products for the emerging DCS-1800 and PCS-1900 markets. The Company has developed amplifier products during 1997 which can be used in PCS repeater subsystems. This segment of the business has shown increased growth during 1997.

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

THE AMPLIDYNE ADVANTAGE

         The Company believes that its products, particularly the ultra linear power amplifiers and MCLPAs, have several features which differentiate them from those of its competitors, such as:

         THE PREDISTORTION SOLUTION. Utilizing its proprietary technology the Company can obtain significant distortion reduction in its core amplifiers. This enables the predistorted amplifier to have feed forward correction (which is described below, see "Technology") applied to it to achieve distortion cancellation. The Company believes that its competitors are only able to obtain this level of distortion cancellation by use of complex and component intensive "Dual Feed Forward Loops" resulting in the use of more components within the amplifier unit. In general, the fewer components that an amplifier uses, the better its reliability. The Company has been a pioneer in its use and development of predistortion technology and intends to further enhance its products using such technology.

         SUPERIOR DISTORTION AND SPURIOUS CANCELLATION RESULTING IN ULTRA LINEAR HIGH POWER AMPLIFIERS. The Company believes the use of MCLPAs is critical in the implementation of new cellular systems and upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. Amplidyne has developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers. The Company's PCS multicarrier linear power amplifier has been well received in the industry and, management believes, is among the leading products available in the wireless industry. The Company's single channel PCS amplifiers have also been well received in the industry, however, the Company has experienced more competition in this area. The Company is seeking to position itself to be a viable source in this area. The Company constantly monitors such situations and will employ significant resources to explore such opportunities.

         By utilizing its proprietary and patented predistortion technology and its proprietary feed forward technology, the MCLPAs amplification capacity of the Company's amplifiers are, in management's belief, among the best in the industry. Standard MCLPAs currently support 25 channels with approximately 50 watts composite power, resulting in approximate 2 watt per channel. The Company's MCLPAs support up to 32 channels at 1.5 watts per channel, to satisfy the increasing need for higher power and capacity required by the system operators.

         HIGH QUALITY AND RELIABILITY. Amplidyne believes that it has consistently provided high quality, reliable products to its customers. The Company has many thousands of its amplifiers in the field. Management believes that its reputation for quality and reliability we enabled Amplidyne to attract new customers and maintain existing customers for all its products.

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

         BOOSLER AMPLIFIER. Since 1991, the Company has been manufacturing low noise amplifiers (LNA) which are used in the receiver section of the base station (digital and analogue). With this technology, the Company has the ability to offer "booster amplifiers" to the wireless industry which incorporate LNAs, MCLPAs and receive / transmit filters. Management believes that there is a significant market for "booster amplifiers" which it intends to pursue.

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

         Because cellular operators are allocated a small RF spectrum and certain channels, it is necessary to make efficient use of the spectrum to enable optimum system capacity. By amplifying all channels with minimum distortion at the same time, rather than inefficient use of single channel amplification, one obtains better system capacity. A MCLPA combines the performance capabilities of up to 32 single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. These MCLPAs require less space than multiple single channel amplifiers and their corresponding tunable cavity filters which reduce the size and cost of a base station.

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

         CELLULAR MARKET. The market for cellular communications is currently the largest of the wireless services. See " Industry Background." Cellular system operators have expanded the capacity of their existing cellular systems by splitting macrocells into smaller microcells. The Company believes that the relatively small size, high power and performance characteristics of its microcell MCLPAs will be particularly attractive to companies like AT&T and DSC Communications, as well as emerging wireless telecommunications infrastructure equipment providers when providing infrastructure equipment for such new cell sites.

         WIRELESS LOCAL LOOP AND SMR MARKETS. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and Brazil, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets MCLPAs and single channel amplifiers for infrastructure equipment systems in the wireless local loop market in the 2 and 3-5 ghz.

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

         PCS MARKET. There are industry projections that by 2002, there will be over 500 million cellular and PCS subscribers worldwide, more than tripling the end-year 1996 cellular and PCS subscriber base of nearly 140 million. Key factors in this growth are the continued deployment of digital cellular systems and the more recent implementation of PCS including PCN, PHS and a number of U.S.-based standards including PCS 1900 (based on the GSM protocol), CDMA, and TDMA. As evidenced in markets such as Japan and the U.S., PCS-based operators are proving formidable competitors to cellular network operators. The Company is currently developing products for the PCS market and has shipped prototype products (single and multichannel) for the PCS market and has recently received additional prototype purchase orders for PCS multicarrier linear power amplifiers.

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

         o MULTICARRIER LINEAR POWER AMPLIFIERS (MCLPAS). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPAs) whether they are being used for cellular, PCS or local loop applications. Amplidyne manufactures these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that Amplidyne's products with its patented predistortion technology, core linear amplifier technology and proprietary feed forward technology achieve all of the above mentioned objectives. Amplidyne's MCLPAs are a unique line of ultra linear devices which utilize a proprietary predistortion and phase locked feed forward architecture. The Company's MCLPAs typically amplify up to 32 carriers at 1.5 watts of output power.

         The  following  table  provides  certain   information   regarding  the
Company's MCLPAs. The key item in this table is the IMD specification, which management believes is among the best available in the industry.



                        AMPLIDYNE'S MCLPA PRODUCT SUMMARY

-------------------------------------------------------------------------------
                                                      OUTPUT
    Product                                           POWER
   Model No.          FREQUENCY      STANDARD         WATTS    IMD (Dbc)*
   ---------          ---------      --------         -----    ---------
-------------------------------------------------------------------------------
AMP461/466-N-100       463-467.5      NMT-450           100        -70
-------------------------------------------------------------------------------
AMP651/866-SE-100        851-866      SETACS            100        -70
-------------------------------------------------------------------------------
AMP869-896-100           869-894      AMPS/CDMA         100        -70
                                      CDPD, TDMA
-------------------------------------------------------------------------------
AMP917/950-E-100         917-960      ETACS/CDMA        100        -70
-------------------------------------------------------------------------------
AMP1819-D-100          1805-1880      DCS-1800          100        -70
-------------------------------------------------------------------------------
AMP1990-P-100          1930-1990      PCS-1900          100        -70
-------------------------------------------------------------------------------
AMP1855-K-100          1840-1870      PCS-CDMA          100        -70
-------------------------------------------------------------------------------


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

The following table lists the Company's high power linear amplifiers:


        Model No.      FREQUENCY        STANDARD      POWER WATTS
        ---------      ---------        --------      -----------
                          MHZ
                          ---
-------------------------------------------------------------------------------
        AMP0861-50      869-894           CDMA            25
                                        AMPS/TDMA         50
                                        AMP/CDPD          65
-------------------------------------------------------------------------------
        AMP0935-16      925-960            GSM            65
-------------------------------------------------------------------------------
        AMP0933-50      917-960           ETACS           65
-------------------------------------------------------------------------------
        AMP0450-25      463-468          NMT-450          50
-------------------------------------------------------------------------------
        AMP1855-25    1840-1870         DCS-1800        30/35
-------------------------------------------------------------------------------
        AMP1990-25    1930-1990         PCS-1900          35
                                          TDMA            50
                                          CDMA         17/25/35
-------------------------------------------------------------------------------


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

SIGNIFICANT DEVELOPMENTS

         The following are some of the significant developments achieved by the Company in 1997:

o Developed 17, 25 and 35 watt single channel amplifiers for the PCS market (domestic and overseas).

o Provided samples to major OEMs for evaluation and attended trade shows such as the CTIA and PCIA to promote PCS products. As a result of these demonstrations, the Company received prototype quantity orders from domestic OEM's.

o Began to develop advanced cellular MCLPA's in the digital cellular market (CDMA/TDMA/GSM), at power levels of 50 watts, incorporating its proprietary predistortion technology to provide the best available products in this market. The Company expects to provide samples of new products to customers in the third and fourth quarters of 1998.

PRODUCT WARRANTY

         The Company warrants new products against defects in materials and workmanship for a period of one (1) year from the date of shipment. To date, the Company has not experienced a material line of warranty claims.

BACKLOG/FUTURE ORDERS

         As of December 31, 1997, the Company had multi-year delivery backlog and open future orders of approximately $90,000,000 which the Company plans to deliver during fiscal years 1998-2002 (which may be extended). The Company cannot predict whether or not all of such backlog or orders will be delivered inasmuch as purchase orders are subject to changes and/or cancellation particularly since the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior.

         A substantial majority of these orders is attributable to orders from customers from the Korean market. Based upon recent discussions with its Korean customers, the Company believes that the current prolonged period of continued economic and market uncertainty within Korea will result in either postponed, rescheduled or possibly canceled orders with the Company's Korean customers. Such postponements or cancellations will significantly reduce the amount of the

Company's backlog and orders. Product orders are subject to changes in delivery schedules or to cancellation at the option of the customer. Accordingly, the Company stresses that backlog or orders as of any particular date may not be a reliable indicator of sales for any future period.

         The Company's Korean and other international customers, collectively accounted for approximately 80% of the Company's net sales for fiscal 1997, and approximately 66% of the Company's net sales for fiscal 1996. These sales were principally for the supply of equipment for implementation in the digital cellular and PCS networks in Korea.

         The build-out of the Korean PCS networks began the first quarter of 1997. Sales to the Company's Korean customers for the Korean PCS networks represented substantially all of the Company's PCS sales during 1997.

         During the fourth quarter of 1997, certain Asian countries, including South Korea, began to experience weaknesses in their currencies, banking systems and equity markets. The deteriorating economic and currency conditions throughout Asia led South Korea, along with several other Asian countries, including Indonesia and Thailand, to request economic support from the International Monetary Fund in December 1997.

         The Company currently believes that the completion of the buildout of the Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within Korea. It is currently anticipated that the continued deployment of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective.

         The Company's South Korean customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base.

CUSTOMERS, SALES & MARKETING

         CUSTOMERS. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets since 1995.

                             NET REVENUES BY MARKET CATEGORIES
                                        (IN THOUSANDS)

                                                                            Year Ended
                                                                            December 31,
                                                                            ------------

 Markets                                                             1995     1996       1997
 -------                                                            ------   ------   -----------
 Cellular Analog . . . . . . . . . . . . . . . . . . . . . . . . .  $  308   $  126   $    99
 Cellular Digital. . . . . . . . . . . . . . . . . . . . . . . . .     591      452        78
 Wireless Telephony. . . . . . . . . . . . . . . . . . . . . . . .     435      759       265
 Satellite Communications, Custom and other
  Products. . . . . . . . . . . . . . . . . . . . . . . . . . .  .     476      231       173
 Digital PCS Products. . . . . . . . . . . . . . . . . . . . . . .      --      652     1,818

         Total. . . . . . . . . . . . . . . . . . . . . . . . . ..  $1,810   $2,220   $ 2,433


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

         * CELLULAR ANALOG AND DIGITAL. In 1989 the Company began working closely with AT&T Bell Labs to develop products for analog base stations primarily in the AMPS Band. These products consist primarily of high linearity pre-amp amplifiers and low noise amplifiers for the receive section of the base station. In subsequent years the Company shipped thousands of the amplifiers to its OEM customers. However, with the transition of digital technology the sales of the products decreased substantially in 1995 and the Company concentrated its efforts in developing MCLPAs. In February 1995 the Company received prototype orders for its wireless MCLPAs. Sales to the analog and digital cellular industry have decreased from 26% in 1996 to approximately 7.2% of total sales in 1997.

         * WIRELESS TELEPHONY. Sales to the wireless telephone segments of the wireless communications industry have decreased from approximately 34% of total revenues for fiscal year end 1996 to 11% of total revenue for the fiscal year end 1997.

         * DIGITAL PCS. The Company has shipped prototype amplifiers to its OEM customers as of December 31, 1996 accounting for 29% of sales in the period ended December 31, 1996 and recently received purchase orders for its PCS products. Sales in this sector of the market showed substantial growth during fiscal 1997 accounting for 75% of total sales.

         * INTERNATIONAL SALES. Sales of wireless products outside the United States (primarily to Western Europe and the Far East) represented approximately 30%, 66% and 80% of net sales during fiscal 1995, fiscal 1996, and fiscal 1997, respectively. The Company believes that cellular, PCS and wireless telephony growth worldwide is going to far exceed growth rate experienced in the U.S. The Company is positioned to be a prime source of base station, single channel and multi carrier power amplifiers.

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

         The Company has historically devoted a significant portion of its resources to research, engineering and development programs and expects to continue to allocate significant resources to these efforts. The Company's research, engineering and development expenses in fiscal 1995, 1996 and 1997 were approximately $370,000, $1,150,000 and $876,000, respectively, and represented approximately 21%, 52% and 36%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for AMPS, TACS, NMT-450 and PCS-1900.

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

EMPLOYEES

         As of December 31, 1997, the Company had a total of 37 employees, including 24 in operations, 5 in engineering, 2 in sales and marketing, 2 in quality assurance and 4 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

         The Company is involved in the following matter:

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

         LARKEN ASSOCIATES V. AMPLIDYNE, INC.

                  In October 1997, this action was dismissed with prejudice as to the complaint and counterclaim. The Company paid Larken $41,000.

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

         The following table sets forth the range of high and low bid quotation prices for the Company's Common Stock and Warrants for the period January 22, 1997 up to March 31,1997, the last three quarters in 1997 and for the period of January 1, 1998 up to March 31, 1998 as reported by the Nasdaq SmallCap Market. The quotes represent inter-dealer prices without adjustment or mark-ups, mark-downs or commissions and may not necessarily represent actual transactions. The trading volume of the Company's Common Stock and Warrants fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock and Warrants may be adversely affected.

Common
Stock
-----
                  1997 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                 High                   Low
                                                 ----                   ---
                  January 22 - March 31          5-5/8                  4-1/4
                  April 1 - June 30              5-3/8                  4-1/2
                  July 1 - September 30          7-5/8                  4-1/4
                  October 1 - December 31        7-3/8                  1-5/8

                  1998 Calendar Year
                  ------------------

                  January 1 - March 31          $2-3/8                  $7/8


Warrants
--------
                  1997 Calendar Year                  Quoted Bid Price
                  ------------------                  ----------------
                                                 High                   Low
                                                 ----                   ---
                  January 22 - March 31          13/16                  1/4
                  April 1 - June 30              1-1/16                 1/2
                  July 1 - September 30          1-3/4                  1/4
                  October 1 - December 31        1-1/16                 1/4

                  1998 Calendar Year
                  ------------------

                  January 1 - March 31           $3/4                   $3/16

         On March 31, 1998 the closing prices of the Common Stock and Warrants as reported on Nasdaq SmallCap Market was $1.00 and $5/16, respectively. On March 31, 1998 there were 4,460,000 shares of Common Stock and 1,610,000 Warrants outstanding, held of record by approximately 56 record holders (with over 1,000 beneficial owners).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.


RESULTS OF OPERATIONS

         The following table sets forth certain operating data as percentage of total revenue:

                                           PERCENTAGE OF TOTAL NET SALES
                                                   YEARS ENDED
                                                   DECEMBER 31,
                                          1996                1997
                                         ------              ------

Net sales                                  100%               100%
   Cost of goods sold                     99.0               78.9%
          Gross profit                     1.0               21.1%
   Selling, general and
     administrative                       51.6               66.4%
   Research, engineering and
     development                          51.8                 36%
Total operating expenses                 103.4              102.4%
Interest Income                                               5.8%
Interest expense                           4.9                2.0%
   Stock compensation and
      financing costs                    136.7                 25%
Loss before income taxes                (244.1)            (102.5)%
Provision (credit) for
    income taxes
Net loss                                (244.1)            (102.5)%


RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 1997 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1996.

         Revenues for the fiscal year ended December 31, 1997 increased 9.6% compared to the fiscal year ended December 31, 1996. The Company's principal business strategy since 1995 has been devoted to the engineering production of the linear power amplifiers and Multicarrier Linear Power Amplifiers (MCLPA) prototypes for major international OEM manufactures. During 1997 the Company continued to refine its PCS single and multichannel amplifier products, and several products were shipped to major OEM's in the U.S. for prototype evaluations. Furthermore certain production orders did not get released until the 4th quarter. In the 4th quarter the Company shipped more than $1,000,000. In fiscal year 1997, approximately 17% of all product shipments were prototypes compared to about 29% for the same period in 1996.

         The Company's sales to international markets representing 80% of the Company's sales in 1997, were primarily to Korea, which has recently suffered significant currency fluctuations. The Company believes that it's ability to generate sales during the first part of 1998 will be adversely impacted by, among other things, economic conditions in Korea.

         Cost of sales as a percentage of sales was 79% during the year ended December 31, 1997, compared to 99% during the same period for 1996. This decrease can be attributed to the reduction in engineering and direct labor costs associated with the production of MCLPA prototypes and other products in 1997.

         Selling, general and administrative expenses increased in 1997 by $469,646 to $1,615,556 from $1,145,910, in 1996. Expressed as a percentage of sales, the selling, general and administrative expenses were 66.4% in 1997 and 51.6% in 1996. The principal factors contributing to the increase in selling, general and administrative expenses were related to the appointment of a new Sales Director in 1997, attendance at trade shows with live demonstrations of amplifier PCS products as well as costs incurred in connection with sales in South Korea.

         Research, engineering and development expenses decreased to 36% of net sales in 1997 compared to 51.8% in 1996. In 1997, the principal activity of the business related to the design and production of product prototypes for OEM manufacturers, particularly for the PCS single and multichannel products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products, which decreased during 1997.

         The Company had interest income in 1997 of $140,931 or 5.8% of net sales due to earnings on initial public offering proceeds.

         Interest expense was lower in 1997 because of the repayment of outstanding bank debt and promissory notes.

         Stock compensation and financing expenses in 1996 of $3,034,990 and in 1997 of $607,179 relate to the 1996 and 1997 issuances of stock, options and warrants at prices substantially lower than the initial public offering price.

         As a result of the foregoing, the Company incurred net losses of $2,493,611 or ($.57) per share for the year ended December 31, 1997 compared with net losses of ($5,419,940) or ($2.03) per share for the same period in 1996.

FISCAL YEAR ENDED DECEMBER 31, 1996 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1995.

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

         As a result of the foregoing, the Company incurred net losses of ($5,419,940) or ($2.03) per share for the year ended December 31, 1996 compared with net losses of ($2,025,677) or ($.96) per share for the same period in 1995.

 LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1997, the Company had cash and cash equivalents of $2,039,012. The Company's bank line of credit outstanding of $210,000 and stockholders loans of $339,694 were paid from the proceeds of the public offering. The funds from the credit line and stockholder's loan were used for working capital purposes. Additional loans totaling $1,214,000 incurred during 1996 as a result of bridge financings were paid at the closing of the initial public offering.

         The Company has several lease obligations for certain research, engineering and development equipment used in the production processes requiring minimum monthly payments of $10,000 through 1999.

         The Company believes that the net proceeds of the Company's initial public offering and cash generated from revenues will permit it to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. In light of the current economic situation in Korea, and it's impact on sales, the Company expects to fund operations in 1998 with the remaining cash that was received from the initial public offering. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

YEAR 2000

         The Company has considered the impact of the year 2000 as it relates to the accounting and manufacturing operations and does not believe there is significant risk or cost to the Company, nor is there any impact on the Company's transactions with customers and suppliers.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("SFAS 130"). SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The requirements of this statement will be effective for both interim and annual periods beginning after December 15, 1997. Management does not believe the implementation of SFAS 130 will have a material effect on the financial statements.

         The FASB has issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" ("SFAS No. 131"). SFAS No. 131 changes how operating segments are reported in annual financial statements and requires the reporting of selected information about operating segments in interim financial reports issued to shareholders. SFAS No. 131 is effective for periods beginning after December 15, 1997, and comparative information for earlier years is to be restated. SFAS No. 131 need not be applied to interim financial statements in the initial year of its application. The Company is in the process of evaluating the disclosure requirements. The adoption of SFAS No. 131 will have no impact on the Company's results of operations, financial position or cash flows.

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

ITEM 8.  CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE.

                  None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT


         The names and ages of the directors and executive officers of the Company are set forth below:

Name                     Age          Position(s) With The Company
----                     ---          ----------------------------

Devendar S. Bains*       46        Chairman of the Board, President, Chief
                                   Executive Officer, Treasurer and Director
Tarlochan Bains          48        Vice President-Sales & Marketing and
                                   Director
Nirmal Bains             40        Secretary
Charles J. Ritchie*      56        Director
Manish V. Detroja*       32        Director
Harris Freedman          61        Vice President - Strategic Alliances
Sharon Will              36        Vice President - Corporate Communications
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

CHARLES J. RITCHIE was elected to the Board of Directors of the Company in February 1998. Mr. Ritchie has had a 32 year career with Lucent Technologies, formerly AT&T, with assignments that included Product Management, Account Management, AT&T Divestiture Planning, National Cellular Sales Manager for non-Wireline Companies, International Wireless Product Support, and many others. Since 1992, Mr. Ritchie has been an International Wireless Product Support, and many others. Since 1992, Mr. Ritchie has been an International Business Development director for Europe, Middle Ease and Africa for the Network Wireless Division at Lucent Technologies. Marketing, Sales and Business Development education and experience were accrued over his business career. Mr. Ritchie received a Bachelors Degree in Electrical Engineering at Youngstown University and continued with graduate work in Electrical Engineering at Ohio State University.

MANISH V. DETROJA was elected to the Board of Directors of the Company in February 1998. Mr. Detroja has been with Current Circuits Inc. ("CCI"), a private company engaged in the manufacturing of printed circuit boards for the electric industry, since its inception in May of 1989. From 1989-1993 Mr. Detroja was the production manager for CCI and from 1993-1996 he was its sales manager for the entire United States. His is currently is President and Chief Executive Officer. Mr. Detroja is a graduate of Temple University and has a B.S. in Electrical Engineering Technology.

HARRIS FREEDMAN has served as Vice President - Strategic Alliances of the Company since July 1996. Since August 1994 he has been Vice President of Hemispherx Biopharma, Inc., a publicly traded company listed on Nasdaq. He is the Secretary of SMACS Holdings Corp. a private company which provides strategic-alliance services to emerging technology companies in the private and public markets. His business experience has encompassed developing significant business contacts and acting as an officer of several companies in the pharmaceutical, health care and entertainment fields. Mr. Freedman was Vice President of U.S. Alcohol Testing of America, Inc., from August 1990 to February 1991. Additionally, he was Vice President - East Coast Marketing for MusicSource U.S.A., Inc. from October 1992 to January 1994. Mr. Freedman attended New York University from 1951 to 1954.

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

         The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Amplidyne, Inc. 1996 Incentive Stock Option and Stock Appreciation Rights Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Devendar S. Bains, Charles J. Ritchie and Manish J. Detroja.

         The audit committee reviews the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The audit committee consists of Devendar S. Bains, Charles J. Ritchie and Manish J. Detroja.

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1997, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

         COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

         SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1995, 1996 and 1997 for its Chief Executive Officer. No other employee received compensation in excess of $100,000. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company but are not compensated for services provided in their capacities as directors.

                                                                                      Long Term Compensation
                                                                         --------------------------------------------------
                                          Annual Compensation              Awards        Securities            Payouts
                                       ------------------------------    -----------   --------------    ------------------
Name Of Individual                                       Other Annual    Restricted      Underlying      Ltip     All Other
And Principal Position         Year    Salary   Bonus    Compensation    Stock Awards  Options/sars(#)   Payouts  Comp.
----------------------         ----    ------   -----    ------------    ------------  --------------    -------  ---------

Devendar S. Bains, Chairman,   1997   $85,000    ---      $20,000(1)        ---                 ---         ---    ---
Chief Executive Office,        1996   $80,000    ---      $20,000(1)        ---           1,000,000         ---    ---
President and Treasurer        1995   $85,000    ---      $20,000(1)        ---                 ---         ---    ---

(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation (See note H to the financial statements).

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

         In May 1996, 1,233,000 options (net of 34,000 forfeited) to purchase Common Stock under the Incentive Option Plan were granted to employees ("Employee Options"), including Dave Bains (1,000,000 options), Tarlochan Bains (100,000 options) and Nirmal Bains (50,000 options), the Company's Chief
Executive Officer, Vice President-Sales and Marketing and Secretary, respectively. See "Principal Stockholders." No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option. The Employee Options are exercisable at $4.00, 33.33% of which vested in May 1997 and, as to the remainder, ratably over the following two-year period (33.33% in May 1998 and 33.33% in May 1999).

701 WARRANTS

         In December 1995, the Company issued 701 Warrants to purchase 350,000 Shares at $2.50 per share pursuant to Rule 701 under the Act to Harris Freedman and Sharon Will, the Company's Vice President for Strategic Alliances and Vice President for Corporate Communications and Investor Relations, respectively, of the Company. The 701 Warrants vest in one-third increments, 66.66% of which vested and 33.33% of which will vest in June 1998. The 701 Warrants are exercisable until June 30, 1999.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1998 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

  Name of Beneficial       Number of Shares         Percentage %
   Owner*                  Of Common Stock(1)       Ownership
   ------                  ------------------       ---------

  Devendar S. Bains(2)          2,700,000             52.33
  Tarlochan Bains(3)               66,667              1.47
  Nirmal Bains(2)(4)            2,700,000             52.33
  Charles J. Ritchie(5)               ---               ---
  Manish V. Detroja(6)                ---               ---
  Harris Freedman(7)              193,333              4.22
  Sharon Will(8)                  160,000              3.50

  All Officers and
  Directors as a group
  (7 persons)                   2,750,000             57.73

------------------
    *    Unless otherwise  indicated,  the address of all persons listed in this section is c/o Amplidyne, Inc., 144 Belmont Drive, Somerset, NJ 08873.

   (1) A person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date of this Prospectus upon the exercise of options. Each beneficial owner's percentage ownership is determined by assuming those options that are held by such person and that are exercisable within 60 days from the date of the Prospectus have been exercised.

   (2) Mr. Devendar Bains is the husband of Mrs. Nirmal Bains and the brother of Mr. Tarlochan Bains. Mr. Devendar Bains is the record holder of 2,000,000 of such shares. Includes 666,667 Employee Options (but does not include 333,333 Employee Options) which was granted to Mr. Devendar Bains. Includes 33,333 Employee Options ( but not include 16,667 Employee Options) which was granted to Ms. Nirmal Bains. See "Executive Compensation-Stock Option Plans and Agreements."

   (3) Does not include 33,333 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

   (4) Does not include 33,333 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

   (5)   The address for such person is 92 Parker Road, Long Valley, NJ 07853.

   (6)   The address for such person is 925 Schwal Road, Hatfield, PA 19440.

   (7) The address for such person is 1241 Gulf of Mexico Drive, Longboat Key, Florida 34228. Mr. Freedman is the Vice President - Strategic Alliances of the Company. Includes 70,000 shares of Common Stock and 123,333 warrants to purchase Common Stock at $2.50 per share. Does not include an additional 61,667 of such warrants. See Item 9.

  (8) The address for such person is RRI Box 132, Millerton, New York 12546. Ms. Will is the Vice President Corporate Communications and Investor Relations of the Company. Includes 50,000 shares of Common Stock and 110,000 warrants to purchase Common Stock at $2.50 per share. Does not include an additional 55,000 of such warrants. See Item 9.

ITEM 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         Between January 1994 and December 1996, Devendar S. Bains, the Company's President and Chief Executive Officer, loaned the Company an aggregate of $442,745 without interest, payable on demand. $339,694 was repaid during 1997.

         In connection with the Company's settlement with Larken Associates (See "Legal Proceedings"), Devendar S. Bains, the Company's President and Chief Executive Officer, loaned the Company $41,000 (in October 1997) without interest, payable on demand.

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

(A)(1)  FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:


Index to Financial Statements                                      F-1

Report of Independent Certified Public Accountants                 F-2

Balance Sheet                                                      F-3

Statement of Operations                                            F-5

Statement of  Stockholders' Equity                                 F-6

Statement of Cash Flows                                            F-7

Notes to Financial Statements                                      F-8 - F-21

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

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333- 11015.

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

                                               AMPLIDYNE, INC.


                                              By: /s/ DEVENDAR S. BAINS
                                                 ------------------------------
                                              Name:   Devendar S. Bains
                                              Title:  Chief Executive Officer,
                                              President, Treasurer, Principal
                                              Accounting Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  Signature                         Title                            Date
  ---------                         -----                            ----


  /s/ DEVENDAR S. BAINS
  ----------------------------  Chief Executive Officer,         April 15, 1998
      Devendar S. Bains         President, Treasurer,
                                Principal Accounting Officer
                                and Director


  /s/ TARLOCHAN BAINS
  ----------------------------  Vice President and Director      April 15, 1998
      Tarlochan Bains


  /s/ NIRMAL BAINS
  ----------------------------  Secretary                        April 15, 1998
      Nirmal Bains


  /s/ CHARLES J. RITCHIE
  ----------------------------  Director                         April 15, 1998
      Charles J. Ritchie


  /s/ MANISH V. DETROJA
  ----------------------------  Director                         April 15, 1998
      Manish V. Detroja

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

Signature                                   Title                     Date
---------                                   -----                     ----


/s/ DEVENDAR S. BAINS              Chief Executive Officer,       April 15, 1998
    --------------------------     President, Treasurer,
    Devendar S. Bains              Principal Accounting Officer
                                   and Director


/s/ TARLOCHAN BAINS                Vice President and Director    April 15, 1998
    --------------------------
    Tarlochan Bains


/s/ NIRMAL BAINS                   Secretary                      April 15, 1998
    --------------------------
    Nirmal Bains

/s/ CHARLES J. RITCHIE             Director                       April 15, 1998
    --------------------------
    Charles J. Ritchie

/s/ MANISH V. DETROJA              Director                       April 15, 1998
    --------------------------
    Manish V. Detroja

                                 Amplidyne, Inc.

                          INDEX TO FINANCIAL STATEMENTS


                                                                   PAGE


Report of Independent Certified Public Accountants                 F-2


Financial Statements

        Balance Sheets                                             F-3

        Statements of Operations                                   F-5

        Statement of Stockholders' Equity                          F-6

        Statements of Cash Flows                                   F-7

        Notes to Financial Statements                          F-8 - F-21

                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS




Board of Directors and Stockholders
    AMPLIDYNE, INC.


We have audited the accompanying balance sheets of Amplidyne, Inc. as of December 31, 1996 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 1996 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP


New York, New York
March 25, 1998

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,

                           ASSETS                           1996                  1997
                                                         ----------            ----------
CURRENT ASSETS
    Cash and cash equivalents                            $  104,310            $2,039,012
    Accounts receivable, net of allowance
      for doubtful accounts of $119,000 and
      $40,510 in 1996 and 1997, respectively                207,339               706,893
    Inventories                                             402,696               324,622
    Deferred financing costs                                324,540
    Private placement receivables                            55,000
    Prepaid expenses and other current assets                 5,665                 9,296
                                                         ----------            ----------

         Total current assets                             1,099,550             3,079,823


PROPERTY AND EQUIPMENT - AT COST
    Machinery and equipment                                 389,433               538,214
    Furniture and fixtures                                   42,806                43,750
    Autos and trucks                                         19,923                19,923
    Leasehold improvements                                    4,162                 4,162
                                                         ----------            ----------

                                                            456,324               606,049
    Less accumulated depreciation and amortization          145,593               237,494
                                                         ----------            ----------

                                                            310,731               368,555


PREPAID REGISTRATION COSTS                                  167,053


OTHER ASSETS                                                 45,230                35,000
                                                         ----------            ----------

                                                         $1,622,564            $3,483,378
                                                         ==========            ==========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,


                      LIABILITIES AND
                    STOCKHOLDERS' EQUITY                            1996           1997
                                                               ------------    ------------
CURRENT LIABILITIES
    Bank line of credit                                        $    210,000
    Notes payable                                                 1,214,000
    Current maturities of lease obligations                         381,392    $    136,396
    Accounts payable                                                690,760         194,572
    Accrued expenses                                                401,518         189,123
    Stockholders' loan                                              442,745         103,051
                                                               ------------    ------------

         Total current liabilities                                3,340,415         623,142


LONG-TERM LIABILITIES
    Lease obligations                                               200,969          67,875
    Deferred compensation                                                           140,000


STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 1,000,000 shares
       of no stated value; no shares
       issued and outstanding
    Common stock - authorized, 25,000,000 shares
       of $.0001 par value; 2,850,000
       shares and 4,460,000 shares issued and outstanding
       at December 31, 1996 and 1997, respectively                      285             446
    Additional paid-in capital                                    5,239,961      12,304,592
    Accumulated deficit                                          (7,159,066)     (9,652,677)
                                                               ------------    ------------

                                                                 (1,918,820)      2,652,361
                                                               ------------    ------------

                                                               $  1,622,564    $  3,483,378
                                                               ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                1996               1997
                                            -----------        -----------

Net sales                                   $ 2,219,945        $ 2,433,310
Cost of goods sold                            2,198,503          1,920,178
                                            -----------        -----------

         Gross profit                            21,442            513,132

Operating expenses
    Selling, general and administrative       1,145,910          1,615,556
    Research, engineering and development     1,150,710            876,214
                                            -----------        -----------

         Operating loss                      (2,275,178)        (1,978,638)

Other nonoperating income (expenses)
    Interest income                                                140,931
    Interest expense                           (109,772)           (47,975)
    Stock compensation and financing cost    (3,034,990)          (607,179)
                                            -----------        -----------

         Loss before income taxes            (5,419,940)        (2,492,861)

Provision for income taxes                                             750
                                            -----------        -----------

         NET LOSS                           $(5,419,940)       $(2,493,611)
                                            ===========        ===========

Net loss per share - basic and diluted      $     (2.03)       $     (0.57)
                                            ===========        ===========

Weighted average number of shares
    outstanding                               2,668,767          4,367,320
                                            ===========        ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.


                                                        Amplidyne, Inc.

                                               STATEMENT OF STOCKHOLDERS' EQUITY

                                             Years ended December 31, 1996 and 1997


                                                           Common Stock          Additional
                                                   -----------------------------   paid-in        Accumulated
                                                    Shares        Par Value        capital          Deficit           Total
                                                   ---------      ---------      ----------       -----------      -----------
Balance at December 31, 1995                       2,100,000         $210        $1,184,790       $(1,739,126)     $  (554,126)

Net loss                                                                                           (5,419,940)      (5,419,940)
Private placements                                   550,000           55           549,945                            550,000
Financing and compensation costs related to
    options and warrants issued                                                   3,359,530                          3,359,530
Contributed capital                                                                 125,716                            125,716
Exercise of options                                  200,000           20            19,980                             20,000
                                                   ---------         ----       -----------       -----------      ----------

Balance at December 31, 1996                       2,850,000          285         5,239,961        (7,159,066)      (1,918,820)

Net loss                                                                                           (2,493,611)      (2,493,611)
Financing and compensation costs related to
    options and warrants issued                                                     282,639                            282,639
Registration costs                                                               (1,428,847)                        (1,428,847)
Issuance of common stock                           1,610,000          161         8,210,839                          8,211,000
                                                   ---------         ----       -----------       -----------      ----------

BALANCE AT DECEMBER 31, 1997                       4,460,000         $446       $12,304,592       $(9,652,677)     $ 2,652,361
                                                   =========         ====       ===========       ===========      ===========



THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 Amplidyne, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                               1996            1997
                                                            -----------    -----------

Cash flows from operating activities
    Net loss                                                $(5,419,940)   $(2,493,611)
                                                            -----------    -----------
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                          102,710        102,131
         Loss on disposal of fixed assets                        11,023
         Bad debt expense                                       109,000         23,640
         Write-off of obsolete inventory                                       149,696
         Write-off of equipment                                 304,005
         Stock compensation and finance cost                  3,034,990        607,179
         Changes in assets and liabilities
           Accounts receivable                                 (150,637)      (523,194)
           Inventories                                         (121,618)       (71,623)
           Prepaid expenses and other current assets             22,570         (3,631)
           Accounts payable and accrued expenses                620,351       (568,581)
           Other assets                                         (85,000)
           Customer advances                                   (155,932)
                                                            -----------    -----------
         Total adjustments                                    3,691,462       (284,383)
                                                            -----------    -----------
         Net cash used in operating activities               (1,728,478)    (2,777,994)
                                                            -----------    -----------
Cash flows from investing activities
    Purchase of fixed assets                                    (93,767)      (149,725)
                                                            -----------    -----------
Cash flows from financing activities
    Repayments of bank line of credit                           (20,000)      (210,000)
    Proceeds from (repayments of) notes payable               1,159,000     (1,159,000)
    Payment of lease obligations                                (66,884)      (378,090)
    Proceeds from (repayments of) stockholder loans             297,745       (339,694)
    Registration costs                                         (167,053)    (1,261,795)
    Stock issuance                                              570,000      8,211,000
                                                            -----------    -----------
         Net cash provided by financing activities            1,772,808      4,862,421
                                                            -----------    -----------
         NET (DECREASE) INCREASE IN CASH AND
             CASH EQUIVALENTS                                   (49,437)     1,934,702

Cash and cash equivalents at beginning of year                  153,747        104,310
                                                            -----------    -----------
Cash and cash equivalents at end of year                    $   104,310    $ 2,039,012
                                                            ===========    ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                              $    39,009    $    47,975

See Note K for noncash investing and financing activity.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1996 and 1997



NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

     Amplidyne, Inc. (the "Company") designs, manufactures and sells ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market.

     The Company has incurred losses of $5,419,940 and $2,493,611 in 1996 and 1997, respectively. The Company funded operations during this period from bridge financing and proceeds from its initial public offering. In addition, the Company's sales to international markets, representing 80% of the Company's sales in 1997, were primarily to Korea, which has recently suffered significant currency fluctuations which might affect the Company's future sales.

     Management believes that its ability to generate sales during the first part of 1998 will be adversely impacted by, among other things, economic conditions in Korea. Management plans include steps to reduce cost incurred and cash requirements, including cash flow management of production. The Company expects to fund operations in 1998 with the remaining cash that was received from the initial public offering.

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

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE B (CONTINUED)

     3.  PROPERTY, PLANT AND EQUIPMENT

         Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives which range from three to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

     4.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires, among other things, an asset and liability approach for financial accounting and reporting for deferred income taxes. In addition, the deferred tax liabilities and assets are required to be adjusted for the effect of any future changes in the tax law or rates. Deferred income taxes arise from temporary differences resulting in the basis of assets and liabilities for financial reporting and income tax purposes.

     5. FAIR VALUE OF FINANCIAL INSTRUMENTS, CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCY

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. Net sales were primarily to Korea. The Korean marketplace has suffered significant currency fluctuations which might affect the Company's future sales.

         A relatively few customers account for a substantial portion of the Company's revenues and accounts receivable.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE B (CONTINUED)

         During 1996, three customers accounted for 65% of net sales (34%, 19% and 12%). In 1996, export sales accounted for approximately 66% of net sales and were primarily to the United Kingdom and Korea.

         During 1997, two customers accounted for 72% of net sales (56% and 16%). Export sales in 1997, including sales through a sales agent for international markets, accounted for approximately 80% of net sales and were primarily to Korea.

         In addition, the Company is dependent on a limited number of suppliers for key components used in the Company's products (primarily power transistors). Management believes that other suppliers could provide similar components on comparable terms. A change in suppliers, however, could disrupt manufacturing.

         The carrying values of financial instruments potentially subject to valuation risk, consisting of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and notes and stockholder's loan payable, approximate fair value, principally because of the short maturity of these items.

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

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE B (CONTINUED)

     8.  PREPAID REGISTRATION COSTS

         Prepaid registration costs represent certain direct fees incurred in connection with the public offering in January 1997 (Note C). Such amounts were accounted for as a reduction of proceeds.

     9.  CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

         The Company maintains cash and cash equivalents in bank deposit and money market accounts which, at times, may exceed federally insured limits or not be insured. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

    10.  ADVERTISING EXPENSES

         The  Company  expenses  advertising  costs  as  incurred.   Advertising
         expenses were $105,444, and $26,067 for the years ended December 31, 1997 and 1996, respectively.


NOTE C - PUBLIC OFFERING

     A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters'
     commissions, was declared effective by the Securities and Exchange Commission on January 22, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company may redeem the warrants at a price of $.01 per warrant at any time with not less than thirty days' prior written notice if the average closing price equals or exceeds $9.00 per share for any twenty consecutive trading days.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE C (CONTINUED)

     In January 1997 and March 1997, the Company received net proceeds of approximately $6,782,000, which included the overallotment of 210,000 units. The proceeds are net of legal fees, underwriters' fees and other expenses of the offering totalling approximately $1,429,000.


NOTE D - PRIVATE PLACEMENTS

     In March 1996, the Company issued, in a private placement, ten units at $50,000 per unit, resulting in proceeds of $480,000, which is net of expenses of $20,000. Each unit consists of 25,000 shares of common stock at $1.00 per share, par value $.0001 per share, 25,000 options each to purchase one share of common stock at $2.50 per share, exercisable until December 31, 1998, and an 8% promissory note in the principal amount of $25,000, which was repaid at the closing of the Company's initial public offering.

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

     In September 1996, the Company issued, in a private placement, promissory notes in the aggregate of $375,000, including 187,500 warrants to purchase common stock at $2.50 per share. In December 1996, the Company issued, in two private placements, promissory notes in the aggregate of $289,000, including 189,000 and 100,000 warrants to purchase common stock at $4.00 and $2.50 per share, respectively. The warrants are exercisable for a three-year period. The promissory notes accrued interest at 8% per annum. All principal and interest were paid at the closing of the Company's initial public offering.

     The difference between the exercise prices and fair market values of the above private placement transactions in aggregate is $3,208,280 and was charged to operations over the term of the debt (to January 29, 1997). The total financing costs reflected in nonoperating expenses for the years ended December 31, 1996 and 1997, is $2,883,740 and $324,540, respectively.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE D (CONTINUED)

     During 1997, the Company revised 200,000 of the options and warrants issued in March 1996, September 1996 and December 1996. The exercise prices of these options and warrants were changed from $2.50, $2.50 and $4.00 respectively to the lower of $2.50 or 20% below market price on exercise date. The expiration date of 25,000 of such options and warrants was extended until January 20, 2001. The exercise terms of these warrants were revised to a cashless exercise commencing October 1, 1998.


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

     In May 1996, 30,000 options were granted to a key employee of the Company. This employee left the Company during 1997, forfeiting his right to these options. The options were exercisable at $1.00 per share and vested ratably over a three-year period. Approximately $20,000 of compensation expense was charged to operations in 1996.

     In December 1995, the Company granted warrants to the officers whereby they have the option to purchase up to 350,000 shares of stock at $2.50 per share. The warrants are exercisable one-third after June 30, 1996, two-thirds after June 30, 1997 and 100% on June 30, 1998. For financial reporting purposes, the difference between the $2.50 per share and $4.00 (the estimated fair market value per share) aggregates to $525,000 and is being charged to operations ratably over the period from July 1, 1996 to June 30, 1998.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE E (CONTINUED)

     In February and June 1997, the Company granted warrants to consultants whereby they have the option to purchase up to 75,000 shares of stock at $4.00 per share. The warrants are exercisable ratably over three years ending June 2000. For financial reporting purposes, the fair value of such warrants aggregates to $209,500 and is being charged to operations ratably over the period from issuance to June 30, 2000.

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. Total compensation expense during 1996 and 1997 for options granted to a key employee and officers of the Company reflected in nonoperating expenses was $151,250 and $262,500, respectively. SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net loss and loss per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been increased by the following:

                                                1996                 1997
                                             ----------           ----------

        Net loss                             $1,226,695           $1,638,552

        Loss per share                       $      .46           $      .38

     The weighted-average fair value of the individual options granted during 1996 is estimated at $1.07 on the date of grant. There were no options granted in 1997. The fair values were determined using a Black-Scholes option-pricing model with the following assumptions:

                                                  1996
                                                --------

        Volatility                                36.00%
        Risk-free interest rate                    6.42%
        Expected life                            2 years

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE E (CONTINUED)

     Stock option activity during 1996-1997 is summarized below:

                                               Shares of           Weighted-
                                              common stock          average
                                              attributable       exercise price
                                               to options         of options
                                              ------------       --------------

        Unexercised at January 1, 1996            550,000            1.63

        Granted                                 1,297,000            3.93
        Exercised                                 200,000             .10
        Forfeited                                       -               -
                                                ---------            ----

        Unexercised at December 31, 1996        1,647,000            3.63

        Granted                                         -               -
        Exercised                                       -               -
        Forfeited                                  64,000            2.59
                                                ---------            ----

        UNEXERCISED AT DECEMBER 31, 1997        1,583,000            3.67
                                                =========            ====

     The following table summarizes information concerning outstanding and exercisable options at December 31, 1997:

                                                      Options outstanding                       Options exercisable
                                        --------------------------------------------        ---------------------------
                                                          Weighted-
                                          Number           average         Weighted-          Number          Weighted-
                                        outstanding       remaining         average         exercisable        average
           Range of                     at period-       contractual        exercise        at period -        exercise
        exercise prices                    end              life             price             end               price
        ---------------                 -----------      -----------       ---------        -----------       ---------

        $2.50 to 4.00                   1,583,000           2.67             $3.67           1,583,000           $3.67

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE F - INCOME TAXES

     The Company accounts for income taxes on the liability method, as provided by Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 1997, the net operating loss carryforward is approximately $4,561,000. The net operating loss carryforwards expire at various dates through 2012, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance has been provided.

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

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997


NOTE G (CONTINUED)

     Future minimum lease payments on these leases are as follows:

        Year ending December 31,
             1998                                                   $  152,665
             1999                                                       64,012
             2000                                                        6,781
             2001                                                          525
                                                                    ----------

                                                                       223,983
             Less amount representing interest                         (19,712)
                                                                    ----------

        Present value of minimum lease payments                     $  204,271
                                                                    ==========

     The net carrying value of assets under capital leases was $177,682 and $138,197 at December 31, 1996 and 1997, respectively, and is included in property and equipment. Amortization of these assets is included in depreciation and research and development expenses.


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

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE H (CONTINUED)

         The Company was obligated, until October 31, 1997, under its lease for its previous 6,000 square-foot office location.

         Future minimum lease payments on noncancellable operating leases are as follows:

               Year ending December 31,
                   1998                              $  182,512
                   1999                                  44,750
                   2000                                     579
                                                     ----------

                                                     $  227,841
                                                     ==========

         Rent expense was $245,839 and $209,500 for the years ended December 31, 1996 and 1997, respectively.

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

         The Chairman, Vice President of Sales and Marketing and the Secretary have agreed to defer approximately $140,000 of compensation at December 31, 1997. They have no intention to require payment from the Company before January 1, 1999.

         The Company entered into a two-year consulting agreement commencing December 1995 and ending December 1997 with a Director of the Company. Under such agreement, the Director received compensation of $30,000 per year for two years.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE H (CONTINUED)

         In December 1995, the Company entered into employment agreements with its Vice-President of Corporate Communications and Investor Relations and its Vice-President of Strategic Alliances. Under the terms of each agreement, the officers will be paid $60,000 per year (paid monthly) each for thirty-six months beginning in January 1996.


NOTE I - LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement are effective for interim and annual periods ending after December 15, 1997. All prior years were restated in accordance with SFAS No. 128.

     Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share diluted does not include potential common shares derived from stock options and warrants because they are antidilutive. (See Notes C, D and E for the number of potential common shares.)


NOTE J - STOCKHOLDER LOAN

     During 1994, 1995 and 1996, the Company's president and principal shareholder advanced funds to the Company for operating needs. Amounts so advanced were without interest and $339,694 was repaid from proceeds of the initial public offering.

     Effective March 31, 1996, $125,716 of stockholder loans was forgiven and contributed to capital.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE K - SUPPLEMENTAL CASH FLOW DISCLOSURES

     The Company acquired equipment under capital lease obligations totalling $501,429 during the year ended December 31, 1996. During 1996, the officer of the Company forgave $125,716 in debt, and contributed to capital. In 1996, the Company recorded $324,500 in noncash deferred financing costs. In December 1996, the Company recorded a noncash amount of $55,000 relating to a December private placement.


NOTE L - LITIGATION

     The Company is a defendant to a complaint filed in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997, alleging breach of contract and alleged damages in the amount of approximately $4,323,000, plus interest, costs and attorneys' fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of approximately $463,000, plus interest, costs and attorneys' fees. Management believes that the allegations in the complaint are without merit.

     From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that would have a material effect on the Company's results of operations or financial condition.


NOTE M - 401(k) PLAN

     During 1996, the Company established a defined contribution plan, the "Amplidyne, Inc. 401(k) Plan," effective June 1, 1996. No contributions are made by the Company. All employees with greater than six months' service with the Company are eligible to join the plan. The plan is administered by American Funds Service Company.

                                 Amplidyne, Inc.

                           December 31, 1996 and 1997



NOTE N - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1997, the Company recorded the following:

            Stock compensation cost                   $   283,000
            Deferred compensation expense             $   140,000
            Write-off of obsolete inventory           $   150,000