Form 10QSB
period 1998-03-31
AMPLIDYNE INC
filed 1998-05-19
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.


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

                                 (732) 271-8473
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 15, 1998 was 4,460,000.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 1998



                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1   FINANCIAL STATEMENTS (Unaudited):

              Balance Sheets.................................................1-2

              Statements of Operations.........................................3

              Statement of Cash Flows..........................................4

              Statement of Changes in Stockholder's Equity.....................5

              Notes to Financial Statements..................................6-7

Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.........................8-10

PART II - OTHER INFORMATION

Signatures....................................................................11

Exhibit 27- Financial Data Schedule...........................................12

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                       December 31,   March 31,
                                                           1997*        1998
                                                           -----        ----
                                                                     (Unaudited)
 CURRENT ASSETS
  Cash and cash equivalents                             $2,039,012   $1,966,289
  Accounts receivable, net of allowance
    for doubtful accounts of $40,510                       706,893      270,241
  Inventories                                              324,622      288,374
  Prepaid expenses and other current assets                  9,296       13,177
                                                        ----------   ----------

    Total current assets                                 3,079,823    2,538,081

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                  538,214      538,214
  Furniture and fixtures                                    43,750       43,750
  Autos and trucks                                          19,923       19,923
  Leasehold improvements                                     4,162        4,162
                                                        ----------   ----------
                                                           606,049      606,049
    Less: Accumulated depreciation and amortization        237,494      263,069
                                                        ----------   ----------
      Net depreciated cost                                 368,555      342,980

OTHER ASSETS                                                35,000       35,000
                                                        ----------   ----------
TOTAL ASSETS                                            $3,483,378   $2,916,061
                                                        ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1997




    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,      March 31,
                                                       1997*            1998
                                                       ----             ----
                                                                     (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations          $  136,396          130,073
  Accounts payable                                    194,572          133,772
  Accrued expenses                                    189,123          118,424
  Stockholders' loan                                  103,051           93,051
                                                   ----------      -----------
    Total current liabilities                         623,142          475,320

LONG-TERM LIABILITIES
  Lease obligations                                    67,875           34,480
  Deferred compensation                               140,000          180,000

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and
    outstanding
  Common stock - authorized,  25,000,000 shares
    of $.0001 par value;  4,460,000 shares and
    4,460,000 shares issued and outstanding at
    December 31, 1997 and March 31, 1998,
    respectively
                                                          446              446
  Additional paid-in-capital                       12,304,592       12,304,592
  Accumulated deficit                              (9,652,677)     (10,078,777)
                                                   ----------      -----------
    Total stockholders' equity                      2,652,361        2,226,261
                                                   ----------      -----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $3,483,378      $ 2,916,061
                                                   ==========      ===========

 * Derived from Company's audited Balance Sheet at December 31, 1997


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three            Three
                                                      Months           Months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       1997             1998
                                                       ----             ----


Net sales                                          $ 550,645        $ 321,797
Cost of goods sold                                   518,270          371,304
                                                   ---------        ---------

   Gross profit (loss)                                32,375          (49,507)

Operating expenses
  Selling, general, and administrative               310,043          274,075
  Research, engineering, and development             264,520          122,161
                                                   ---------        ---------

    Operating loss                                  (542,188)        (445,743)

Other nonoperating income and expenses
  Interest income                                     14,960           25,166
  Interest expense
                                                      18,981            5,323
  Stock compensation and financing costs             324,540               --
                                                   ---------        ---------

    Loss before income taxes                        (870,749)        (425,900)

Provision for income taxes                               350              200
                                                   ---------        ---------

    NET LOSS                                       $(871,099)       $(426,100)
                                                   =========        =========

Net loss per share - basic and diluted             $    (.17)       $    (.10)
                                                   =========        =========

Weighted average number of shares
  outstanding                                      5,254,950        4,367,320
                                                   =========        =========



    The accompanying notes are an integral part of these financial statements

                                    AMPLIDYNE, INC.
                               STATEMENTS OF CASH FLOWS
                                      (UNAUDITED)
                                                     Three Months       Three Months
                                                         Ended             Ended
                                                     March 31, 1997    March 31, 1998
                                                     --------------    --------------
Cash flows from operating activities:
  Net Loss                                              $  (871,099)     $  (426,100)
                                                        -----------      -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                          25,690           25,575
      Stock compensation expense                            324,540               --
      Changes in assets and liabilities
        Accounts receivable                                (167,453)         436,652
        Inventories                                         121,994           36,248
        Prepaid expenses and other current assets            55,300           (3,881)
        Accounts payable and accrued Expenses              (560,264)         (91,499)
                                                        -----------      -----------
    Total adjustments                                      (200,193)         403,095
                                                        -----------      -----------
      Net cash used for operating activities             (1,710,292)         (23,005)
                                                        -----------      -----------

Cash flows from investing activities:
  Purchase of fixed assets                                  (64,280)              --
                                                        -----------      -----------
     Net cash used for investing activities                 (64,280)              --
                                                        -----------      -----------

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit        (210,000)              --
  Proceeds from (repayments of) notes payable            (1,214,000)              --
  Lease obligations                                        (152,239)         (39,718)
  Proceeds from (repayments of) stockholders' loans         (24,694)         (10,000)
  Prepaid registration costs                                167,053               --
  Stock issuance                                          6,782,153               --
                                                        -----------      -----------
    Net cash provided by financing activities             5,348,273          (49,718)
                                                        -----------      -----------

      NET INCREASE (DECREASE) IN CASH                     4,212,701          (72,723)

Cash at beginning of year                                   104,310        2,039,012
                                                        -----------      -----------
Cash and cash equivalents at end of year                $ 4,317,011      $ 1,966,289
                                                        ===========      ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                              $    83,659      $     5,877
                  Income taxes                                   --               --

       The accompanying notes are an integral part of these financial statements

                                              AMPLIDYNE, INC.
                               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                        FOR THE THREE MONTHS ENDED
                                              MARCH 31, 1998
                                                (UNAUDITED)


                                      Common Stock              Additional       Accumulated
                                      ------------              ----------       -----------
                                  Shares      Par Value      Paid-in-capital      (Deficit)      Total
                                  ------      ---------      ---------------      ---------      -----


Balance at December 31, 1997    4,460,000       $ 446          $12,304,592      $ (9,652,677)  $2,652,361

Net Loss
                                                                                    (426,100)    (426,100)
                                ---------       -----          -----------      ------------   ----------

Balance at March 31, 1998       4,460,000       $ 446          $12,304,592      $(10,078,777)  $2,226,261
                                =========       =====          ===========      ============   ==========




                 The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE A - ADJUSTMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three-month periods ended March 31, 1997 and March 31, 1998, (b) the financial position at December 31, 1997 and March 31, 1998,
    (c) the statements of cash flows for the three-month periods ended March 31, 1997 and March 31, 1998, and (d) the changes in stockholders' equity for the three-month period ended March 31, 1998, have been made. The results of operations for the three months ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

    The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1997, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1998.

NOTE C - PUBLIC OFFERING

    A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consists of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period ending January 21, 2002. The Company may redeem the warrants at a price of $.01 per warrant at any time with not less than thirty days' prior written notice if the average closing price equals or exceeds $9.00 per share for any twenty consecutive trading days.

    In January 1997 and March 1997, the Company received net proceeds of approximately $6,782,000, which included the overallotment of 210,000 units. The proceeds are net of legal fees, underwriter's fees and other expenses of the offering totalling approximately $1,429,000.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1998

NOTE D - LOSS PER SHARE

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

    Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive.


NOTE E - LITIGATION

    The Company is a defendant to a complaint filed in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997, alleging breach of contract and alleged damages in the amount of approximately $4,323,000, plus interest, costs and attorney's fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of approximately $463,000, plus interest, costs and attorney's fees. Management believes that the allegations in the complaint are without merit.

    From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that would have a material effect on the Company's results of operations or financial statements.

                         PART 1 - FINANCIAL INFORMATION

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS
             The following table sets forth certain operating data:

                                                 Total Net Sales
                                           Three Months ended March 31,
                                                1997           1998
                                                ----           ----
Net sales                                    $ 550,645      $ 321,797
Cost of goods sold                             518,270        371,304
                                             ---------      ---------
  Gross profit (Loss)                           32,375        (49,507)
                                             ---------      ---------
Selling, general, and
  administrative                               310,043        274,075
Research, engineering,
  and development                              264,520        122,161
                                             ---------      ---------
  Total operating expenses                     574,563        396,236
Stock compensation and
  financing costs                              324,540             --
Interest income                                 14,960         25,166
Other expenses                                  18,981          5,323
                                             ---------      ---------
  Loss before income taxes                    (870,749)      (425,900)
Provision for income taxes                         350            200
                                             ---------      ---------
  NET LOSS                                   $(871,099)     $(426,100)
                                             =========      =========

    RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE
                           MONTHS ENDED MARCH 31, 1997

Net sales for the three month period ended March 31, 1998 were $321,797, representing a decrease of approximately 42% over the corresponding period in 1997. This decrease is principally attributable to the ongoing economic conditions in South Korea, which resulted in a slowing of shipments of products to South Korea. South Korean customers comprised 42% and 66% of the total sales for the quarter ended March 31, 1998 and March 31, 1997, respectively. Sales to the PCS Wireless Local Loop customers increased from less than 1% of total sales for the quarter ended March 31, 1997 to 35% of total sales for the quarter ended March 31, 1998. This trend is expected to continue throughout the year. The Company's sales to US and European customers comprised 20% of total sales for the first quarter of 1998 compared with less than 18% for the first quarter of 1997. The Company is continuing its sales and marketing efforts to diversify its client base with its PCS single and multichannel products.

Gross profit (loss) for the three month period ended March 31, 1998 amounted to $ (49,507) (-15.4% of sales), compared to $32,375 (5.8% of sales), for the corresponding period in 1997. The decrease in the gross margin from the corresponding period of the prior year is principally attributable to key Korean customers placing holds on purchase orders they placed in early 1997.

Selling, general and administrative expenses were $274,075 (85% of sales) for the period ended March 31, 1998 compared to $310,043 (56% of sales) for the corresponding period in 1997. These expenses decreased from 1998 to 1997 due to higher consulting and professional fees relating to the public offering during the first quarter of 1997.

Research, engineering and development decreased from 1997 to 1998. Research and development expenses for the period ended March 31, 1998 were $122,161 compared to the expenditures for the period ended March 31, 1997 which were $264,520. Research, engineering and development decreased in the first quarter of 1998 compared to the first quarter of 1997 due to continuing orders from customers involving less research and development expenses. This trend should continue as reoccurring orders are received.

Interest income for the three months ended March 31, 1998 was $25,166 compared to $14,960 for the corresponding period in 1997. This increase is due to the injection of IPO funds in January and March of 1997, which were invested in a money market account.

Stock compensation expense for the three months ended March 31, 1998 was $0 compared with $ 324,540 for the corresponding period in 1997, which relates to the deferred costs on warrants issued in September and December 1996 at prices substantially lower than the initial public offering price. No future write off are expected.

As a result of the foregoing, the Company incurred net losses of ($426,100) or (.10) per share for the three months ended March 31, 1998 compared with net losses of ($871,099) or (.17) per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 1998, the Company had cash of $1,966,289 principally due to the injection of IPO funds. During the first quarter of 1998 $10,000 of the outstanding loan from a principal stockholder was paid off . The Company had accrued expenses of $89,593 at March 31, 1998 consisting of payroll and commissions.

               PART 1 - FINANCIAL INFORMATION - ITEM 2 (CONTINUED

    The Company believes that the net proceeds of the Company's initial public offering and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                        AMPLIDYNE, INC.


Dated:  May 19, 1998                    By: /s/ DEVENDAR S. BAINS
                                            ---------------------
                                        Name:   Devendar S. Bains
                                        Title:  Chief Executive Officer,
                                                President, Treasurer,
                                                Principal Accounting
                                                Officer and Director