Form 10QSB
period 1998-06-30
AMPLIDYNE INC
filed 1998-08-13
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                 AMPLIDYNE, INC.
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

            DELAWARE                                              2-3440510
            --------                                              ---------
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

                                 Yes [X] No [ ]


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 13, 1998 was 4,500,000.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 1998



                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1   FINANCIAL STATEMENTS (Unaudited):

         Balance Sheets.................................................     1-2

         Statements of Operations.......................................       3

         Statement of Cash Flows........................................       4

         Statement of Changes in Stockholder's Equity...................       5

         Notes to Financial Statements..................................     6-7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..........................     8-9

PART II - OTHER INFORMATION

Item 1  Legal Proceedings...............................................      10

Item 2  Change in Securities............................................      10

Signatures..............................................................      11

Exhibit 27- Financial Data Schedule.....................................      12

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS



                                                        December 31,   June 30,
                                                            1997*        1998
                                                         ----------   ----------
                                                                     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                              $2,039,012   $1,612,061
  Accounts receivable, net of allowance
    for doubtful accounts of $40,510                        706,893      427,421
  Inventories                                               324,622      298,503
  Prepaid expenses and other current assets                   9,296       13,690
                                                         ----------   ----------

    Total current assets                                  3,079,823    2,351,675

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                   538,214      538,214
  Furniture and fixtures                                     43,750       43,751
  Autos and trucks                                           19,923       19,923
  Leasehold improvements                                      4,162        4,162
                                                         ----------   ----------
                                                            606,049      606,050
    Less: Accumulated depreciation and amortization         237,494      288,646
                                                         ----------   ----------
      Net depreciated cost                                  368,555      317,404

OTHER ASSETS                                                 35,000       35,000
                                                         ----------   ----------

TOTAL ASSETS                                             $3,483,378   $2,704,079
                                                         ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1997






    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                    December 31,       June 30,
                                                       1997*            1998
                                                   ------------    ------------
                                                                     (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations          $    136,396         125,307
  Accounts payable                                      194,572         176,413
  Accrued expenses                                      189,123         136,415
  Stockholders' loan                                    103,051          78,051
                                                   ------------    ------------

    Total current liabilities                           623,142         516,186

LONG-TERM LIABILITIES
  Lease obligations                                      67,875           9,541
  Deferred compensation                                 140,000         160,000

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and
    outstanding
  Common stock - authorized, 25,000,000 shares
   of $.0001 par value; 4,460,000
   shares and 4,500,000 shares issued and
   outstanding at December 31, 1997 and
   June 30, 1998, respectively                              446             450
  Additional paid-in-capital                         12,304,592      12,354,588
  Accumulated deficit                                (9,652,677)    (10,336,686)
                                                   ------------    ------------

    Total stockholders' equity                        2,652,361       2,018,352
                                                   ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $  3,483,378    $  2,704,079
                                                   ============    ============

* Derived from Company's audited Balance Sheet at December 31, 1997

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                    Three            Three           Six           Six
                                                    Months          Months          Months        Months
                                                    Ended           Ended           Ended         Ended
                                                    June 30,        June 30,        June 30,      June 30,
                                                     1997             1998           1997          1998
                                                 -----------       ---------      -----------    ---------

Net sales                                        $   348,249       $ 502,714      $   898,894      824,511
Cost of goods sold                                   318,488         375,670          836,758      746,974
                                                 -----------       ---------      -----------    ---------

   Gross profit (loss)                                29,761         127,044           62,136       77,537

Operating expenses
  Selling, general, and admin.                       310,111         261,255          620,154      535,330
  Research, engineering, and dev.                    212,508         142,004          477,028      264,165
                                                 -----------        --------      -----------    ---------

    Operating loss                                  (492,858)       (276,215)      (1,035,046)    (721,958)

Other nonoperating income and expenses
  Interest income                                     51,666          23,243           66,626       48,409
  Interest expense                                     8,905           4,462           27,886        9,785
  Stock compensation and financing                        --              --          324,540           --
                                                 -----------       ---------      -----------    ---------

    Loss before income taxes                        (450,097)       (257,434)      (1,320,846)    (683,334)

Provision for income taxes                                --             475              350          675
                                                 -----------       ---------      -----------    ---------

    NET LOSS                                     $  (450,097)      $(257,909)     $(1,321,196)   $(684,009)
                                                 ===========       =========      ===========    =========


Net loss per share - basic and diluted           $      (.08)      $    (.06)     $      (.25)   $    (.16)
                                                 ===========       =========      ============   =========

Weighted average number of shares
  outstanding                                      5,254,950       4,407,370        5,254,950    4,407,370
                                                 ===========       =========      ===========    =========





    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                       Six Months          Six Months
                                                                         Ended               Ended
                                                                     June 30, 1997       June 30, 1998
                                                                     -------------       -------------
Cash flows from operating activities:
  Net Loss                                                           $ (1,321,196)        $  (684,009)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                                        44,594              51,152
      Stock compensation expense                                          324,540                  --
      Changes in assets and liabilities
        Accounts receivable                                               (66,692)            279,472
        Inventories                                                        10,754              26,119
        Prepaid expenses and other current assets                          55,300              (4,394)
        Accounts payable and accrued expenses                            (518,530)            (50,868)
                                                                     ------------        ------------
    Total adjustments                                                    (150,034)            301,481
                                                                     ------------        ------------
      Net cash used for operating activities                           (1,471,230)           (382,528)
                                                                     ------------        ------------

Cash flows from investing activities:
  Purchase of fixed assets                                               (137,765)                 --
                                                                     ------------        ------------
     Net cash used for investing activities                              (137,765)                 --
                                                                     ------------        ------------

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit                      (210,000)                 --
  Proceeds from (repayments of) notes payable                          (1,214,000)                 --
  Lease obligations                                                      (223,433)            (69,423)
  Proceeds from (repayments of) stockholders' loans                      (294,694)            (25,000)
  Prepaid registration costs                                              167,053                  --
  Stock issuance                                                        6,782,153              50,000
                                                                     ------------        ------------
    Net cash provided (used) by financing activities                    5,007,079             (44,423)
                                                                     ------------        ------------

      NET INCREASE (DECREASE) IN CASH                                   3,398,084            (426,951)

Cash at beginning of year                                                 104,310           2,039,012
                                                                     ------------        ------------
Cash and cash equivalents at end of year                             $  3,502,394        $  1,612,061
                                                                     ============        ============

Supplemental disclosures of cash flow information
Cash paid for:  Interest                                             $     97,403         $    10,339
                       Income taxes                                            --                 475


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           FOR THE THREE MONTHS ENDED
                                  JUNE 30, 1998
                                   (UNAUDITED)



                                       Common Stock          Additional       Accumulated
                                   Shares      Par Value   Paid-In-Capital     (Deficit)        Total
                                   ------      ---------   ---------------     ---------        -----


Balance at December 31, 1997      4,460,000       $ 446      $ 12,304,592   $ (9,652,677)    $ 2,652,361

Issuance of Common Stock             40,000           4            49,996                         50,000

Net Loss                                                                        (684,009)       (684,009)
                                 ----------       -----       -----------   ------------      ----------

Balance at June 30, 1998          4,500,000       $ 450       $12,354,588   $(10,336,686)    $ 2,018,352
                                 ==========       =====       ===========   ============      ==========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


NOTE A - ADJUSTMENTS

    In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six-month periods ended June 30, 1997 and June 30, 1998,
    (b) the financial position at December 31, 1997 and June 30, 1998, (c) the statements of cash flows for the six-month periods ended June 30, 1997 and June 30, 1998, and (d) the changes in stockholders' equity for the six-month period ended June 30, 1998, have been made. The results of operations for the six months ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

    In January 1997 and March 1997, the Company received net proceeds of approximately $6,782,000, which included the overallotment of 210,000 units. The proceeds are net of legal fees, underwriter's fees and other expenses of the offering totaling approximately $1,429,000.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1998


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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS
         The following table sets forth certain operating data:

                                                    Total Net Sales
                                              Six Months ended June 30,
                                               1997              1998
                                            ----------       -----------
Net sales                                  $   898,894       $   824,511
Cost of goods sold                             836,758           746,974
                                            ----------       -----------
  Gross profit (Loss)                           62,136            77,537
                                            ----------       -----------
Selling, general, and
  administrative                               620,154           535,330
Research, engineering,
  and development                              477,028           264,165
                                            ----------       -----------
  Total operating expenses                   1,097,182           799,495
                                            ----------       -----------
Stock compensation and
  financing costs                              324,540                --
Interest income                                 66,626            48,409
Other expenses                                  27,886             9,785
                                            ----------       -----------
  Loss before income taxes                  (1,320,846)         (683,334)
Provision for income taxes                         350               675
                                            ----------       -----------
  NET LOSS                                 $(1,321,196)       $ (684,009)
                                            ==========       ===========



          RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1998 COMPARED
                     TO THE SIX MONTHS ENDED JUNE 30, 1997

Net sales for the six month period ended June 30, 1998 were $824,511, while sales for the six months ended June 30, 1997 were $898,894. Sales increased in the 2nd quarter of 1998 compared with the 1st quarter of 1998, due to continuing orders from customers and less orders requiring large amounts of research and development time.

Gross profit for the six months ended June 30, 1998 amounted to $77,537 (9.4% of sales), compared to $62,136 (6.9% of sales) for the corresponding six months of 1997. This increase in gross margin is principally attributable to lower lease expenses on equipment used to manufacture products and reduced material costs.

Selling, general, and administrative expenses were $535,330 (65% of sales) for the first six months of 1998, compared to $620,154 (69% of sales) for the first six months of 1997. The 4% decrease is due to reduced overhead costs. These expenses were higher in 1997 due to the Company's initial public offering.

Research, engineering, and development costs decreased for the six months ended June 30, 1998 compared with the corresponding period of 1997. This decrease is due to a reduced level of staff performing research and development activities. This trend should continue if reoccurring orders are received from customers utilizing the existing technology.

Interest expense was lower in the second quarter of 1998 compared to the corresponding period of 1997. The decrease is due to lower lease payments, as some of the leases on test equipment have been paid off. This trend is expected to continue.

As a result of the foregoing, the Company incurred net losses of (684,009) or (.16) per share for the six months ended June 30, 1998 compared to net losses of (1,321,196) or (.25) per share for the same period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

At June 30,  1998,  the  Company  had cash and cash  equivalents  of  $1,612,061 principally due to the injection of IPO funds in early 1997. The Company had accrued expenses of $136,415, consisting of payroll and commissions.

The Company believes that the net proceeds of the Company's initial public offering and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The claim against Amplidyne, Inc. is for $135,000, plus unspecified compensatory and punitive damages. The Company filed and answer to the complaint denying allegations and a counterclaim against the plaintiff on June 12, 1998. The counterclaim alleges breach of contract for unspecified damages, which in the opinion of management exceeds $1,000,000. The Company intends to aggressively defend this action and to prosecute its counterclaim. Management believes that the breach of contract was caused by the plaintiff.

Item 2.  Change in Securities

On June 30, 1998,  the Company  issued 40,000 shares of common stock to Devendar
S. Bains, its Chief Executive Officer and President. The shares were issued in consideration of the forgiveness of $50,000 due to Mr. Bains, representing a portion of deferred compensation owed to him. The sale was made in reliance on
Section 4 (2) of the Securities Act of 1933, as amended. No underwriting discounts or commissions were paid.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                        AMPLIDYNE, INC.


Dated:  August 13, 1998               By: /s/ DEVENDAR S. BAINS
                                          ---------------------
                                      Name:   Devendar S. Bains
                                      Title:  Chief Executive Officer,
                                              President, Treasurer,
                                              Principal Accounting
                                              Officer and Director