Form 10QSB
period 1998-09-30
AMPLIDYNE INC
filed 1998-11-19
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.


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

                                 Yes [X] No [ ]


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of November 14, 1998 was 4,530,000.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 1998



TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):

         Balance Sheets..................................................1-2

         Statements of Operations........................................3

         Statement of Cash Flows.........................................4

         Statement of Changes in Stockholder's Equity....................5

         Notes to Financial Statements...................................6-7

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations...........................8-9

         Signatures......................................................10

         Exhibit 27- Financial Data Schedule.............................11

                         PART 1 - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                     December 31,   September 30,
                                                        1997 *          1998
                                                     ----------       ----------
                                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                          $2,039,012       $1,097,204
  Accounts receivable, net of allowance
    for doubtful accounts of $40,510                    706,893          393,747
  Inventories                                           324,622          651,945
  Prepaid expenses and other current assets               9,296           14,208
                                                     ----------       ----------

    Total current assets                              3,079,823        2,157,104

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                               538,214          540,114
  Furniture and fixtures                                 43,750           43,751
  Autos and trucks                                       19,923           19,923
  Leasehold improvements                                  4,162            4,162
                                                     ----------       ----------
                                                        606,049          607,950
    Less: Accumulated depreciation and amortization     237,494          314,412
                                                     ----------       ----------
      Net depreciated cost                              368,555          293,538
                                                     ----------       ----------

OTHER ASSETS                                             35,000           35,000
                                                     ----------       ----------

TOTAL ASSETS                                         $3,483,378       $2,485,642
                                                     ----------       ----------

* Derived from Company's audited Balance Sheet at December 31, 1997

    The accompanying notes are an integral part of these financial statements

                                                AMPLIDYNE, INC.
                                                 BALANCE SHEETS

                                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                   December 31,   September 30,
                                                                                      1997 *          1998
                                                                                  ------------    ------------
                                                                                                   (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                                         $    136,396         102,658
  Accounts payable                                                                     194,572         255,266
  Accrued expenses                                                                     189,123         121,998
  Stockholders' loan                                                                   103,051           5,051
                                                                                  ------------    ------------

    Total current liabilities                                                          623,142         484,973

LONG-TERM LIABILITIES
  Lease obligations                                                                     67,875              --
  Deferred compensation                                                                140,000              --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and outstanding
  Common stock - authorized, 25,000,000 shares of $.0001 par value;
     4,460,000 shares and 4,500,000 shares issued and
     outstanding at December 31, 1997 and September 30, 1998 respectively                  446             450
  Additional paid-in-capital                                                        12,304,592      12,354,588
  Accumulated deficit                                                               (9,652,677)    (10,354,369)
                                                                                  ------------    ------------

    Total stockholders' equity                                                       2,652,361       2,000,669
                                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                        $  3,483,378    $  2,485,642
                                                                                  ------------    ------------

 * Derived from Company's audited Balance Sheet at December 31, 1997


                   The accompanying notes are an integral part of these financial statements

                                                      -2-

                                           AMPLIDYNE, INC.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                              Three          Three         Nine            Nine
                                              Months         Months        Months          Months
                                              Ended          Ended         Ended           Ended
                                              Sept 30,       Sept 30,      Sept 30,        Sept 30,
                                              1997           1998          1997            1998
                                           -----------    -----------    -----------    -----------

Net sales                                  $   286,846    $   331,353    $ 1,185,740    $ 1,155,864
Cost of goods sold                             334,553        204,705      1,171,311        951,679
                                           -----------    -----------    -----------    -----------

   Gross profit (loss)                         (47,707)       126,648         14,429        204,185

Operating expenses
  Selling, general, and administrative         296,380        223,327        916,534        758,657
  Research, engineering, and development       199,948        125,467        676,976        389,632
                                           -----------    -----------    -----------    -----------

    Operating loss                            (544,035)      (222,146)    (1,579,081)      (944,104)

Other nonoperating income and expenses
  Miscellaneous Income                              --        195,000             --        195,000
  Interest income                               41,219         19,166        107,845         67,575
  Interest expense                              12,412          3,654         40,298         13,439
  Stock compensation and financing costs            --             --        324,540             --
                                           -----------    -----------    -----------    -----------

    Loss before income taxes                  (515,228)       (11,634)    (1,836,074)      (694,968)

Provision for income taxes                         249          6,049            599          6,724
                                           -----------    -----------    -----------    -----------

    NET LOSS                               $  (515,477)   $   (17,683)   $(1,836,673)   $  (701,692)
                                           -----------    -----------    -----------    -----------

Net loss per share - basic and diluted     $      (.10)   $      (.01)   $      (.35)   $      (.16)
                                           -----------    -----------    -----------    -----------

Weighted average number of shares
  outstanding                                5,254,950      4,417,370      5,254,950      4,417,370
                                           -----------    -----------    -----------    -----------


              The accompanying notes are an integral part of these financial statements

                                                 -3-

                                  AMPLIDYNE, INC.
                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                       Nine Months    Nine Months
                                                          Ended         Ended
                                                      Sept 30, 1997  Sept 30, 1998
                                                       -----------    -----------
Cash flows from operating activities:
  Net Loss                                             $(1,836,673)   $  (701,692)
                                                       -----------    -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                         64,194         76,918
      Stock compensation expense                           324,540             --
      Changes in assets and liabilities
        Accounts receivable                                 25,764        313,146
        Inventories                                         82,306       (327,323)
        Prepaid expenses and other current assets           51,457         (4,912)
        Accounts payable and accrued expenses             (803,786)        48,569
                                                       -----------    -----------
    Total adjustments                                     (255,525)       106,398
                                                       -----------    -----------
      Net cash used for operating activities            (2,092,198)      (595,294)
                                                       -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                (148,781)        (1,901)
                                                       -----------    -----------
      Net cash used for investing activities              (148,781)        (1,901)
                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit       (210,000)            --
  Proceeds from (repayments of) notes payable           (1,214,000)            --
  Lease obligations                                       (324,214)      (101,613)
  Proceeds from (repayments of) stockholders' loans       (339,694)       (98,000)
  Prepaid registration costs                               167,053             --
  Forgiveness of Deferred Compensation                          --       (195,000)
  Stock issuance                                         6,782,153         50,000
                                                       -----------    -----------
    Net cash provided (used) by financing activities     4,861,298       (344,613)
                                                       -----------    -----------

      NET INCREASE (DECREASE) IN CASH                    2,620,319       (941,808)

Cash at beginning of year                                  104,310      2,039,012
                                                       -----------    -----------
Cash and cash equivalents at end of year               $ 2,724,629    $ 1,097,204
                                                       -----------    -----------

Supplemental disclosures of cash flow information
Cash paid for:  Interest                               $   112,261    $    13,993
                Income taxes                                   249          6,524

     The accompanying notes are an integral part of these financial statements



                                              AMPLIDYNE, INC.
                               STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                         FOR THE NINE MONTHS ENDED
                                            SEPTEMBER 30, 1998
                                                (UNAUDITED)


                                        Common Stock           Additional    Accumulated
                                    Shares      Par Value    Paid-In-Capital   (Deficit)         Total
                                ------------   ------------   ------------   ------------    ------------

Balance at December 31, 1997*      4,460,000   $        446   $ 12,304,592   $ (9,652,677)   $  2,652,361

Issuance of Common Stock              40,000              4         49,996                         50,000

Net Loss                                                                         (701,692)       (701,692)
                                ------------   ------------   ------------   ------------    ------------

Balance at Sept 30, 1998*          4,500,000   $        450   $ 12,354,588   $(10,354,369)   $  2,000,669
                                ------------   ------------   ------------   ------------    ------------

                 The accompanying notes are an integral part of these financial statements

                                                    -5-

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the nine-month periods ended September 30, 1997 and September 30, 1998, (b) the financial position at December 31, 1997 and September 30, 1998,
(c) the statements of cash flows for the nine-month periods ended September 30, 1997 and September 30, 1998, and (d) the changes in stockholders' equity for the nine-month period ended September 30, 1998, have been made. The results of operations for the nine months ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

In June 1998, 40,000 shares of common stock were issued to satisfy a portion of the outstanding balance for the officer's deferred compensation.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998

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

The Company is also a defendant in a complaint file in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. According to the plaintiff's attorney, the claim against Amplidyne, Inc. is for $135,000, plus unspecified compensatory and punitive damages. The Company filed an answer to the complaint denying the allegations and a counterclaim against the plaintiff on September 12, 1998. The counterclaim alleges breach of contract for unspecified damages, which in the opinion of management exceeds $1,000,000. The Company intends to aggressively defend this action and to prosecute its counterclaim. Management believes that the breach of contract was caused by the plaintiff.

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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations
         The following table sets forth certain operating data:

                                    Total Net Sales
                             Nine Months ended September 30,
                                   1997           1998
                               -----------    -----------
Net sales                      $ 1,185,740    $ 1,155,864
Cost of goods sold               1,171,311        951,679
                               -----------    -----------
  Gross profit (Loss)               14,429        204,185
                               -----------    -----------
Selling, general, and
  administrative                   916,534        758,657
Research, engineering,
  and development                  676,976        389,632
                               -----------    -----------
  Total operating expenses       1,593,510      1,148,289
                               -----------    -----------
Stock compensation and
  financing costs                  324,540             --
Forgiveness of Deferred Comp            --        195,000
Interest income                    107,845         67,575
Other expenses                      40,298         13,439
                               -----------    -----------
  Loss before income taxes      (1,836,074)      (694,968)
Provision for income taxes             599          6,724
                               -----------    -----------
  NET LOSS                     $(1,836,673)   $  (701,692)
                               -----------    -----------

      Results of operations - Nine months ended September 30, 1998 compared to the Nine months ended September 30, 1997

Net sales for the nine month period ended September 30, 1998 were $1,155,864, while sales for the nine months ended September 30, 1997 were $1,185,740. Sales have stabilized due to continuing orders from customers and less orders requiring large amounts of research and development time.

Gross profit for the nine months ended September 30, 1998 amounted to $204,185 (17.7% of sales), compared to $14,429 (1.2% of sales) for the corresponding nine months of 1997. This increase in gross margin is principally attributable to improved productivity and purchasing of raw materials.

Selling, general, and administrative expenses were $223,327 (67% of sales) in the third quarter of 1998, compared to $296,380 (103% of sales) for the third quarter of 1997. The decrease is due to continuing efforts to reduce overhead costs, primarily salaries and office expenses.

Research, engineering, and development costs decreased in the third quarter of 1998 by $74,481 compared with the corresponding period of 1997. This decrease is due to a reduced level of staff performing research and development activities. This trend should continue as reoccurring orders are received.

Interest expense was lower in the third quarter of 1998 compared to the corresponding period of 1997. The decrease is due to lower lease payments, as some of the leases on test equipment have been paid off. This trend is expected to continue as the majority of the equipment necessary for production has already been purchased or leased.

As a result of the foregoing and the forgiveness deferred compensation in the amount of $195,000 during the third quarter of 1998, the Company incurred net losses of (701,692) or (.16) per share for the nine months ended September 30, 1998 compared to net losses of (1,836,673) or (.35) per share for the same period in 1997.

Liquidity and Capital Resources

At September 30, 1998, the Company had cash and cash equivalents of $1,097,204 principally due to the injection of IPO funds in early 1997. The Company had accrued expenses of $121,998, consisting of payroll and commissions.

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


                                                  AMPLIDYNE, INC.


Dated:  November 19, 1998                      By:  /s/ NIRMAL BAINS
                                                    ----------------------------
                                             Name:  Nirmal Bains
                                            Title:  Secretary