Form 10QSB/A
period 1998-09-30
AMPLIDYNE INC
filed 1999-02-16
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB/A


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

                                 AMPLIDYNE, INC.
                                  FORM 10-QSB/A
                      NINE MONTHS ENDED SEPTEMBER 30, 1998



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

* Derived from Company's audited Balance Sheet at December 31, 1997

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                      December 31,    September 30,
                                                                          1997 *          1998
                                                                      ------------    ------------
                                                                                      (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                             $    136,396         102,658
  Accounts payable                                                         194,572         255,266
  Accrued expenses                                                         189,123         121,998
  Stockholders' loan                                                       103,051           5,051
                                                                      ------------    ------------

    Total current liabilities                                              623,142         484,973

LONG-TERM LIABILITIES
  Lease obligations                                                         67,875              --
  Deferred compensation                                                    140,000              --

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and outstanding
  Common stock - authorized, 25,000,000 shares of $.0001 par value;
    4,460,000 shares and 4,500,000 shares issued and outstanding at
    December 31, 1997 and September 30, 1998 respectively                      446             450
  Additional paid-in-capital                                            12,304,592      12,549,588
  Accumulated deficit                                                   (9,652,677)    (10,549,369)
                                                                      ------------    ------------

    Total stockholders' equity                                           2,652,361       2,000,669
                                                                      ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                            $  3,483,378    $  2,485,642
                                                                      ------------    ------------

 * Derived from Company's audited Balance Sheet at December 31, 1997

   The accompanying notes are an integral part of these financial statements.

                                           AMPLIDYNE, INC.
                                      STATEMENTS OF OPERATIONS
                                             (UNAUDITED)

                                              Three          Three         Nine            Nine
                                              Months         Months        Months          Months
                                              Ended          Ended         Ended           Ended
                                              Sept 30,       Sept 30,      Sept 30,        Sept 30,
                                              1997           1998          1997            1998
                                           -----------    -----------    -----------    -----------

Net sales                                  $   286,846    $   331,353    $ 1,185,740    $ 1,155,864
Cost of goods sold                             334,553        204,705      1,171,311        951,679
                                           -----------    -----------    -----------    -----------
   Gross profit (loss)                         (47,707)       126,648         14,429        204,185

Operating expenses
  Selling, general, and administrative         296,380        223,327        916,534        758,657
  Research, engineering, and development       199,948        125,467        676,976        389,632
                                           -----------    -----------    -----------    -----------

    Operating loss                            (544,035)      (222,146)    (1,579,081)      (944,104)

Other nonoperating income and expenses
  Interest income                               41,219         19,166        107,845         67,575
  Interest expense                              12,412          3,654         40,298         13,439
  Stock compensation and financing costs            --             --        324,540             --
                                           -----------    -----------    -----------    -----------

    Loss before income taxes                  (515,228)      (206,634)    (1,836,074)      (889,968)

Provision for income taxes                         249          6,049            599          6,724
                                           -----------    -----------    -----------    -----------

    NET LOSS                               $  (515,477)   $  (200,585)   $(1,836,673)   $  (896,692)
                                           -----------    -----------    -----------    -----------

Net loss per share - basic and diluted     $      (.10)   $      (.05)   $      (.35)   $      (.20)
                                           -----------    -----------    -----------    -----------
Weighted average number of shares
  outstanding                                5,254,950      4,417,370      5,254,950      4,417,370
                                           -----------    -----------    -----------    -----------

              The accompanying notes are an integral part of these financial statements

                                        3

                                  AMPLIDYNE, INC.
                             STATEMENTS OF CASH FLOWS
                                    (UNAUDITED)
                                                       Nine Months    Nine Months
                                                          Ended         Ended
                                                      Sept 30, 1997  Sept 30, 1998
                                                       -----------    -----------
Cash flows from operating activities:
  Net Loss                                             $(1,836,673)   $  (896,692)
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                         64,194         76,918
      Stock compensation expense                           324,540             --
      Changes in assets and liabilities
        Accounts receivable                                 25,764        313,146
        Inventories                                         82,306       (327,323)
        Prepaid expenses and other current assets           51,457         (4,912)
        Accounts payable and accrued expenses             (803,786)        48,569
                                                       -----------    -----------
    Total adjustments                                     (255,525)       106,398
                                                       -----------    -----------
      Net cash used for operating activities            (2,092,198)      (790,294)
                                                       -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                (148,781)        (1,901)
                                                       -----------    -----------
      Net cash used for investing activities              (148,781)        (1,901)
                                                       -----------    -----------

Cash flows from financing activities:
  Proceeds from (repayments of) bank line of credit       (210,000)            --
  Proceeds from (repayments of) notes payable           (1,214,000)            --
  Payment of Lease obligations                            (324,214)      (101,613)
  Proceeds from (repayments of) stockholders' loans       (339,694)       (98,000)
  Prepaid registration costs                               167,053             --
  Stock issuance                                         6,782,153         50,000
                                                       -----------    -----------
    Net cash provided (used) by financing activities     4,861,298       (149,613)
                                                       -----------    -----------

      NET INCREASE (DECREASE) IN CASH                    2,620,319       (941,808)

Cash at beginning of year                                  104,310      2,039,012
                                                       -----------    -----------

Cash and cash equivalents at end of year               $ 2,724,629    $ 1,097,204
                                                       -----------    -----------

Supplemental disclosures of cash flow information
Cash paid for:  Interest                               $   112,261    $    13,993
                Income taxes                                   249          6,524

     The accompanying notes are an integral part of these financial statements


                                               AMPLIDYNE, INC.
                                 STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                          FOR THE NINE MONTHS ENDED
                                              SEPTEMBER 30, 1998
                                                 (UNAUDITED)


                                              Common Stock           Additional    Accumulated
                                          Shares      Par Value    Paid-In-Capital   (Deficit)     Total
                                      ------------   ------------   ------------   ------------ -----------
Balance at December 31, 1997*            4,460,000    $       446    $12,304,592  $ (9,652,677) $2,652,361

Issuance of Common Stock                    40,000              4         49,996                    50,000

Forgiveness of Deferred Compensation                                     195,000                   195,000

Net Loss                                                                              (896,692)   (896,692)
                                      ------------   ------------   ------------  ------------ -----------
Balance at Sept 30, 1998*                4,500,000    $       450    $12,549,588  $(10,549,359) $2,000,669
                                      ------------   ------------   ------------  ------------ -----------

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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations The following table sets forth certain operating data:

                                   Total Net Sales
                           Nine Months ended September 30,
                                 1997          1998
                             -----------    -----------

Net sales                    $ 1,185,740    $ 1,155,864
Cost of goods sold             1,171,311        951,679
                             -----------    -----------

  Gross profit (Loss)             14,429        204,185
                             -----------    -----------

Selling, general, and
  administrative                 916,534        758,657
Research, engineering,
  and development                676,976        389,632
                             -----------    -----------

  Total operating expenses     1,593,510      1,148,289
                             -----------    -----------

Stock compensation and
  financing costs                324,540             --
Interest income                  107,845         67,575
Other expenses                    40,298         13,439
                             -----------    -----------

Loss before income taxes      (1,836,074)      (899,968)
Provision for income taxes           599          6,724
                             -----------    -----------

  NET LOSS                   $(1,836,673)   $  (896,692)


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

Net loss decreased to ($896,692) or ($.20) per share for the nine months ended September 30, 1998 compared to net losses of (1,836,673) or (.35) per share for the same period in 1997. This decrease was primarily due to increase in gross margins by $189,756 and decrease in operating expenses by $634,977 compared to the corresponding period of 1997.

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

On September 30, 1998, certain officers forgave a portion of their deferred compensation in the aggregate amount of $195,000. The Company intends to issue such officers, shares of Common Stock, with a value of $195,000, based upon the closing sales price of the Common Stock on such date.

Year 2000

Many existing computer systems, including certain of the Company's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19", or may not function properly with years later than 1999. If not corrected, many computer applications could fall or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue.

Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant".

The Company has 40 employees of which 30 are involved in production processes. The Company's internal computers systems consist of individualized PCs. The Company intends to replace all of these PCs with the latest hardware, at an estimated cost of about $20,000. The Company's technical software has been upgraded for the Y2K compliance. Presently the Company is exploring the purchase of a new MRP system, which will be Y2K compliant, and will be installed by the second or third quarter of 1999. All other software for day to day office work is Y2K compliant. The Company's accounting software will also be upgraded as part of the MRP system. Estimated cost is about $25,000. Therefore, the Company expect to be fully Y2K compliant by the third quarter of 1999.

The Company has contacted all its major vendors and suppliers to ensure that they are Y2K compliant. Overall the Company does not see any material effect upon its business and operations due to the Y2K problem.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                  AMPLIDYNE, INC.


Dated:  February 16 1998                      By:  /s/ DEVENDAR S. BAINS
                                                    ----------------------------
                                              Name:    Devendar S. Bains
                                             Title:    President