Form 10KSB
period 1998-12-31
AMPLIDYNE INC
filed 1999-04-15
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998


                           COMMISSION FILE NO. 0-21931

                                 AMPLIDYNE, INC.
                 ----------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            DELAWARE                               22-3440510
(STATE OF OR OTHER JURISDICTION          (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

         144 BELMONT DRIVE
         SOMERSET, NEW JERSEY                         08873
         --------------------                         -----
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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $1.786,936.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 1999, was approximately $9,024,750.

         Number of shares outstanding of the issuer's common stock, as of March 31, 1999 was 5,651,333.

         Documents Incorporated by Reference: None

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Amplidyne, Inc., a Delaware corporation ("Amplidyne" or the "Company") designs, manufactures and sells ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. These power amplifiers, which are a key component in cellular base stations, increase the power of radio frequency ("RF") and microwave signals with low distortion, enabling the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multicarrier power amplifiers that support a broad range of analog and digital transmission protocols including advanced mobile phone services ("AMPS"), code division multiple access ("CDMA"), time division multiple access ("TDMA"), total access communication systems ("TACS"), extended total access communication systems ("ETACS"), nordic mobile telephone ("NMT"), global system for mobile communications ("GSM") and digital communication service at 1800 MHz ("DCS-1800"). The products are marketed to the cellular, wireless local loop and personal communication systems ("PCS") segments of the wireless telecommunications industry. The PCS segment of the market continues to be one of the fastest growing areas, and the Company has devoted significant resources in 1998 to develop single channel and multi channel amplifiers for this market.

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

         The Company was incorporated on December 14,1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995. The Company maintains its executive offices at 144 Belmont Drive, Somerset, NJ 08873 and its telephone number is
(732) 271-8473. The Company completed its initial public offering of 1,610,000 Units (each Unit consisting of one (1) share of Common Stock and one (1) Redeemable Common Stock Purchase Warrant ) in January 1997 pursuant to firm commitment underwritten offering. The offering price was $5.10 per Unit. The Common Stock and Warrants trade on the Nasdaq SmallCap Market under the symbols AMPD and AMDW, respectively.

         In December 1998, the Company announced that it had entered into a letter of intent with Microwave Power Devices, a publicly traded company listed on Nasdaq ("MPD"), providing for the proposed merger of the Company with and into MPD pursuant to a definitive merger agreement. In January 1999 the Company and MPD terminated the letter of intent, inasmuch as such parties could not consummate such merger on terms satisfactory to both parties.

         In March 1999 the Company sold an aggregate of 900,000 shares of Common Stock to "accredited investors" (pursuant to Rule 506 of Regulation D promulgated under the Securities Act of 1933, as amended) at a per share price of $1.125 (for an aggregate of $1,012,500), resulting in net proceeds of $941,625.

FORWARD LOOKING STATEMENTS

         Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, including its Registration Statement on Form SB-2 dated January 21, 1997, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to: dependence on a limited number of customers including those in the Korean marketplace; reductions, delays or cancellations in orders from new or existing customers; potential deterioration of business and economic conditions in the Company's customers marketplaces, including the Korean marketplace; new product development and product obsolescence; potential deterioration of the Company's customers credit quality due to deteriorating economic conditions in the Company's customers marketplaces, including the Korean marketplace; a limited number of potential customers; intensely competitive industry with increasing price competition;
reliance on certain key personnel; new product development and product obsolescence; variability in gross margins on new products and resulting impacts on operating results; continued success in the design of new amplifier products and the ability to manufacture in quantity such new products; continued favorable business conditions and growth in the wireless communications market; and dependence on certain suppliers for single-sourced components. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

         According to a report of Strategy Analytics, by 2003 more than 725 million people worldwide will subscribe to cellular and personal communications services. Global Systems for Mobil Communications Technology (GSM) will continue to dominate the worldwide digital cellular market. However CDMA Systems will capture a 20% share of the subscribers by 2003. The report also indicates that Southeast Asia will continue to hold a leadership position through 2003 with total subscribers reaching 250 million. Western Europe is predicted to grow at a compound annual rate of 18% until 2003. Worldwide cellular telephone shipments are predicted to grow by 17% annually, to exceed 330 million units by 2003. Southeast Asia will remain the largest market for cellular phones, representing a 34% market share.

EMERGING TECHNOLOGY AND WIRELESS INTERNET ACCESS

         The Global market for mobile users is forecast to grow from today's figures of around 200 million users to around 2.4 billion users by 2015, which means today's market only represents 10% of future demand according to sources at International Telecommunication Union. With consumers looking for added features including voice and data and wireless Internet access, new technology is needed. The evolution of the third generation (3G) of wireless communication is a fundamental step to the new world. 3G represents the world of multi media mobile communications where users will have access not just to voice but to video, image, text, graphics and data communications. The capabilities offered by 3G will be limitless, offering users services such as video conferencing, access to the Internet and a host of other applications.

         The new technology will require wide band ultra liner amplifiers requiring predistortion and feed forward technology. Amplidyne's propriety patented technology and feed forward correction systems are ideally suited for this new emerging market. The Company expects to provide solutions in the PCS and IMT2000 formats using W-CDMA and similar technologies.

CELLULAR SYSTEMS

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

         In addition to cellular/ PCS system operators' need for base station equipment, in many developing countries, where access to the public switch telephone network ("PSTN") by the general population is significantly less than in developed countries, the Company believes that wireless telecommunications systems are the most economic means to provide basic telephone service. The expense, difficulty and time requirements of building and maintaining a cellular or PCS network is generally less than the cost of building and maintaining a comparable wireline network. Thus, in many less developed countries, wireless service may provide the primary service platform for both mobile and fixed telecommunications applications. In a wireless local loop system, use is made of wireless radio systems instead of wireline networks to connect telephone subscribers to the PSTN. The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 ghz and 3.5 ghz wireless local loop amplifiers. As a result of these developments, the Company received purchase orders for these products from its customers, such as DSC Communications.

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

         Since early 1995 the Company has been involved in research, design and development of linear power amplifiers and MCLPAs for the wireless communications industry and most recently for the emerging PCS industry. The Company has received a patent from the United States Patent and Trademark Office on its predistortion technology which has enabled the Company to provide ultra linear amplifiers with its proprietary feed forward technology. Since early 1996 the Company has allocated substantial engineering resources to develop linear power amplifiers and MCLPAs for the emerging PCS market. The Company has focused on establishing working relationships with major original equipment manufactures ("OEMs") to develop products for the PCS market. The Company's products are being evaluated for emerging technology at various OEM sites.

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

         The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

         INCREASE PENETRATION OF WIRELESS EQUIPMENT MANUFACTURERS. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs, such as DSC Communications. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its PCS single and multichannel products to major U.S. OEM's and attended trade shows to promote its products. As a result of this, the Company has received favorable feedback from the engineering evaluation of its products. The Company has provided several new models to its Southeast Asian, European and US customers, which resulted in several new orders being placed with the Company during 1998.

         DEVELOP RELATIONSHIPS WITH EMERGING WIRELESS EQUIPMENT MANUFACTURERS. The Company anticipates that emerging wireless equipment manufacturers will make an increasingly significant contribution to the growth of the wireless telecommunications industry particularly the PCS and cellular segments. Management believes that its linear power amplifiers and MCLPAs will assist these equipment manufacturers in providing high capacity, low distortion low cost per channel products and has supplied amplifiers to several emerging wireless equipment manufacturers during 1998.

         DEVELOP PRODUCTS FOR MULTIPLE PROTOCOLS. The Company intends to continue to invest resources in the research and development of new products for various protocols. For cellular systems, the Company currently supports the AMPS and TACS analog protocols, and the CDMA, TDMA, E-TACS, NMT and GSM digital protocols. For PCS systems, Amplidyne currently supports CDMA, TDMA, DCS-1800 and PCS-1900 digital protocols. The Company is aware of the emerging 3D technology and is continuing to provide products for the technology either at W-CDMA or IMT2000 protocols. Amplidyne is continuing to develop products that incorporate protocols which it believes will address the needs of established and emerging wireless systems. Management believes the development of products for multiple protocols will enable Amplidyne to benefit from the continuing growth of existing wireless systems and other emerging wireless telecommunications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry protocols.

         MAINTAIN A TECHNOLOGY LEADERSHIP POSITION. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented predistortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to invest substantial resources in research and development associated with its interference cancellation technologies. The Company has continued its research and development on PCS and wireless local loop products during 1998, and has procured some orders for this equipment during 1998.

         DEVELOP INNOVATIVE PROPRIETARY PRODUCTS. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative and are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and product requirements and develop products for the DCS-1800 and PCS-1900 markets. The Company has continued to develop amplifier products which can be used in PCS repeater subsystems. This aspect of the business has continued to show steady growth during 1998.

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

         MAINTAIN CONTROL OF THE MANUFACTURING PROCESS. As part of the transition to becoming a leading amplifier supplier to the wireless telecommunications market, Amplidyne has consistently analyzed in house automated manufacturing versus the use of subcontracted manufacturers in order to control its production schedule. The Company may install automated equipment as needed. In certain instances, Amplidyne has made the strategic decisions to select single or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control.

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

         SUPERIOR DISTORTION AND SPURIOUS CANCELLATION RESULTING IN ULTRA LINEAR HIGH POWER AMPLIFIERS. The Company believes the use of MCLPAs is critical in the implementation of new cellular systems and upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. Amplidyne has developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers. The Company's PCS multicarrier linear power amplifier has been well received in the industry and, management believes, is among the leading products available in the wireless industry. The Company's single channel PCS amplifiers have also been well received in the industry, however, the Company has experienced more competition in this area. The Company is seeking to position itself to be a viable source in this area. The Company constantly monitors such situations and will employ significant resources to explore such opportunities, as financing permits.

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

         MULTICARRIER DESIGNS. Multicarrier amplification, in which all channels are amplified together by a MCLPA, rather than each channel using a separate amplifier, allows for instantaneous electronic channel allocation. Functionally, it combines multiple single channel power amplifiers, typically 16 to 32, into a single unit, thereby eliminating the single channel power amplifiers and the corresponding tunable cavity filters. MCLPAs require significantly higher linearity compared to single channel designs.

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

         Amplidyne believes that this cancellation technique is superior to any other predistortion technology available at present. Feed forward cancellation involves taking the distortion created by the amplifier and processing it in such a way that when it is added back into the amplifier having been pre-distorted and combined with the feed forward technology, distortion cancellation occurs. The Company believes that its patented technology has the most unique and potent technology for distortion cancellation. Furthermore, Amplidyne has selected linear class AB technology for its base amplifier which it believes also has superior distortion characteristics compared to other competitors because it is easier to pre-distort. Thus the three key ingredients
(a) Linear class A and AB amplifiers, (b) Predistortion technology and (c) Feed forward technology enables Amplidyne to produce MCLPAs with what it believes to be among the best distortion cancellation available on the market.

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

         EMERGING TECHNOLOGY AND WIRELESS INTERNET ACCESS. The Global market for mobile users is forecasted to grow from today's figures of around 200 million users to around 2.4 billion users by 2015, which means today's market only represents 10% of future demand according to sources at International Telecommunication Union. With consumers looking for added features including voice and data and wireless Internet access, new technology is needed. The new technology will require wide band ultra linear amplifiers requiring predistortion and feed forward technology. Amplidyne's propriety patented technology and feed forward correction systems are ideally suited for this new emerging market. The Company expects to provide solutions in the PCS and IMT2000 formats using W-CDMA and similar technologies.

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

         The market for wireless communications services has grown substantially during the past decade as cellular wireless local loop, PCS and other new and emerging applications (such as W-CDMA) have become increasingly accessible and affordable to growing numbers of consumers. The growth of these markets has increased the demand for the Company's products, although the Company cannot predict trends in these markets.

         CELLULAR MARKET. The market for cellular communications is currently the largest of the wireless services. See " Industry Background." Cellular system operators have expanded the capacity of their existing cellular systems by splitting macrocells into smaller microcells. The Company believes that the relatively small size, high power and performance characteristics of its microcell MCLPAs will be particularly attractive to major OEMs as well as emerging wireless telecommunications infrastructure equipment providers when providing infrastructure equipment for such new cell sites.

         WIRELESS LOCAL LOOP. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and Brazil, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets MCLPAs and single channel amplifiers for infrastructure equipment systems in the wireless local loop market in the 2 and 3-5 ghz. The Company has recently obtained a sales contract for its wireless local loop products, the value of which may range between $2 - $5 million during fiscal years 1999 and 2000. (See Backlog/Future Orders discussion on pages 16-17)

         CUSTOM COMMUNICATIONS AND OTHER MARKETS. The custom communications market consists of small niche segments within the larger communications market: long-haul radio communications, land mobile communications, surveillance communications, ground-to-air communications, microwave communications, broadband communications and telemetry tracking. The Company sells custom amplifiers and related products to these segments. See " Customers, Sales and Marketing".

         PCS MARKET. There are industry projections that by 2002, there will be over 500 million cellular and PCS subscribers worldwide, more than tripling the end-year 1996 cellular and PCS subscriber base of nearly 140 million. Key factors in this growth are the continued deployment of digital cellular systems and the more recent implementation of PCS including PCN, PHS and a number of U.S.-based standards including PCS 1900 (based on the GSM protocol), CDMA, and TDMA. As evidenced in markets such as

Japan and the U.S., PCS-based operators are proving formidable competitors to cellular network operators. The Company has developed products for the PCS market and has shipped production quantities of single channel PCS amplifiers and received additional purchase orders for PCS single channel linear amplifiers. The Company has recently obtained a purchase order in excess of $5 million for its PCS single channel and multi-channel amplifier products from certain key customers in the Southeast Asian market. The Company expects to deliver such products during fiscal year 1999 and the first half of 2000. (See Backlog/Future Orders discussion on pages 16-17)

PRODUCTS

         The Company designs and sells multicarrier transmit amplifiers and low noise receive amplifiers for the cellular communications market, as well as the PCS and wireless local loop segments of the wireless communications industry. The Company also provides a large number of catalog and custom amplifiers to OEMs and to other customers in the communications market in general.

         o MULTICARRIER LINEAR POWER AMPLIFIERS (MCLPAS). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPAs) whether they are being used for cellular, PCS or local loop applications. Amplidyne designs and manufactures these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that Amplidyne's products with its patented predistortion technology, core linear amplifier technology and proprietary feed forward technology achieve all of the above mentioned objectives. Amplidyne's MCLPAs are a unique line of ultra linear devices which utilize a proprietary predistortion and phase locked feed forward architecture. The Company's MCLPAs typically amplify up to 32 carriers at 3.0 watts of output power.

         The  following  table  provides  certain   information   regarding  the
Company's MCLPAs. The key item in this table is the IMD specification, which management believes is among the best available in the industry.

                        AMPLIDYNE'S MCLPA PRODUCT SUMMARY

--------------------------------------------------------------------------------


                                                            OUTPUT        IMD
     PRODUCT                                                POWER         ---
     MODEL NO.         FREQUENCY          STANDARD          WATTS        (DBC)*
     ---------         ---------          --------          -----        ------
--------------------------------------------------------------------------------
AMP461/466-N-100       463-467.5          NMT-450            100         -70
--------------------------------------------------------------------------------
AMP651/866-SE-100       851-866            SETACS            100         -70
--------------------------------------------------------------------------------
AMP869-896-100          869-894          AMPS/CDM            100         -70
                                            A
                                           CDPD,
                                           TDMA
--------------------------------------------------------------------------------
AMP917/950-E-100        917-960          ETACS/CD            100         -70
                                            MA
--------------------------------------------------------------------------------
AMP1819-D-100          1805-1880          DCS-1800           100         -70
--------------------------------------------------------------------------------
AMP1990-P-100          1930-1990          PCS-1900           100         -70
--------------------------------------------------------------------------------
AMP1855-K-100          1840-1870          PCS-CDMA           100         -70
--------------------------------------------------------------------------------

----------

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

The following table lists the Company's high power linear amplifiers:


--------------------------------------------------------------------------------
         Model No.      FREQUENCY     STANDARD       POWER WATTS
         ---------      ---------     --------       -----------
                           MHz
                           ---
--------------------------------------------------------------------------------
        AMP0861-50       869-894       CDMA              25
                                     AMPS/TDMA           50
                                     AMP/CDPD            65
--------------------------------------------------------------------------------
        AMP0935-16       925-960        GSM              65
--------------------------------------------------------------------------------
        AMP0933-50       917-960       ETACS             65
--------------------------------------------------------------------------------
        AMP0450-25       463-468      NMT-450            50
--------------------------------------------------------------------------------
        AMP1855-25      1840-1870    DCS-1800           30/35
--------------------------------------------------------------------------------
        AMP1990-25      1930-1990    PCS-1900            35
                                       TDMA              50
                                       CDMA           17/25/35
--------------------------------------------------------------------------------

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

         The Company's wireless telecommunications amplifiers can be configured as modules separate plug-in amplifier units or integrated subsytems. The Company's products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test
(BIT) for automatic fault diagnostics.

PRODUCT WARRANTY

         The Company warrants new products against defects in materials and workmanship generally for a period of one (1) year from the date of shipment. Certain sales to Korean customers provide for a two year warranty. To date, the Company has not experienced a material amount of warranty claims.

BACKLOG/FUTURE ORDERS

         As of December 31, 1998, the Company had multi-year backlog and open future orders of approximately $7,000,000 which the Company plans to deliver during fiscal years 1999-2000 (which may be extended). The Company cannot predict whether or not all of such backlog or orders will be delivered inasmuch as purchase orders are subject to changes and/or cancellation particularly since the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior.

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

         The Company's Korean and other international customers, collectively accounted for approximately 80% of the Company's net sales for fiscal 1997, and approximately 94% of the Company's net sales for fiscal 1998. These sales were principally for the supply of equipment for implementation in the digital cellular and PCS networks in Korea, and wireless local loop systems worldwide.

         The build-out of the Korean PCS networks began the first quarter of 1997. Sales to the Company's Korean customers for the Korean PCS networks represented substantially all of the Company's PCS sales during 1998.

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

         The Company currently believes that the completion of the buildout of the Korean wireless networks is dependent upon a stabilization of economic, currency and banking conditions within Korea. It is currently anticipated that the continued deployment of both the cellular and PCS digital networks will be delayed until such time that economic conditions become stabilized from a long-term perspective. Economic conditions have improved, however, weakness in the currency and strict banking controls have created problems in the execution of planned growth for the Korean PCS networks. In certain cases, purchase orders have been placed and then delayed, because of these circumstances.

         The Company's South Korean customers account for a substantial majority of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. During 1998 the Company has had success in obtaining small quantity purchase orders from some key North American OEM's particularly for the PCS single and multichannel amplifiers.

CUSTOMERS, SALES & MARKETING

         CUSTOMERS. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets since 1996.

                        NET REVENUES BY MARKET CATEGORIES
                                 (IN THOUSANDS)

                                                     YEAR ENDED
                                                     DECEMBER 31,
                                               ------------------------

 MARKETS                                        1996     1997     1998
 -------                                       ------   ------   ------
Cellular  Analog ............................  $  126   $   99   $   15
Cellular  Digital ...........................     452       78        0
Wireless  Telephony .........................     759      265      600
Satellite  Communications,  Custom and other
Products ....................................     231      173      188
Digital PCS  Products .......................     652    1,818      983
        Total ...............................  $2,220   $2,433   $1,786


         Historically, the Company has derived a substantial percentage of its net revenues from various customers during certain fiscal periods and until fiscal 1994 the Company derived substantially all of its net revenues from cellular analog products. However, since 1995 the Company has focused primarily on digital cellular and wireless telephony and therefore the sales in those areas have substantially increased. The Company expects that for future sales the Company will continue to improve its market share in the cellular digital, wireless telephony and digital PCS products.

                    * CELLULAR ANALOG AND DIGITAL. In 1989 the Company began working closely with AT&T Bell Labs to develop products for analog base stations primarily in the AMPS Band. These products consist primarily of high linearity pre-amp amplifiers and low noise amplifiers for the receive section of the base station. In subsequent years the Company shipped thousands of the amplifiers to its OEM customers. However, with the transition of digital technology the sales of the products decreased substantially in 1997 and the Company concentrated its efforts in developing MCLPAs. In February 1996 the Company received prototype orders for its wireless MCLPAs. Sales to the analog and digital cellular industry have decreased from 7.2% in 1997 to approximately .8% of total sales in 1998.

                    * WIRELESS TELEPHONY. Sales to the wireless telephone segments of the wireless communications industry have increased from approximately 11% of total revenues for fiscal year end 1997 to 33% of total revenue for the fiscal year end 1998.

                    * DIGITAL PCS. The Company has shipped single channel amplifiers to its OEM customers as of January 1, 1997 accounting for 75% of sales in the period ended December 31, 1997. Sales in this sector of the market showed some decrease during fiscal 1998 accounting for 55% of total sales, primarily due to the decline in the South Korean marketplace.

                    * INTERNATIONAL SALES. Sales of wireless products outside the United States (primarily to Western Europe and the Far East) represented approximately 66%, 80% and 94% of net sales during fiscal 1996, fiscal 1997, and fiscal 1998, respectively. The Company believes that cellular, PCS and wireless telephony growth worldwide is going to far exceed growth rate experienced in the U.S. The Company is positioned to be a prime source of base station, single channel and multi carrier power amplifiers.

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

COMPETITION

         The ability of the Company to compete successfully and operate profitably depends in part upon the rate of which OEM customers incorporate the Company's products into their systems. The Company believes that a substantial majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of a small number of wireless telecommunications OEMs and offered for sale as part of their wireless telecommunications systems. The Company's future success is dependent upon the extent to which these OEMs elect to purchase from outside sources rather than manufacture their own amplification products. There can be no assurance that OEM customers will incorporate the Company's products into their systems or that in general OEM customers will continue to rely, or expand their reliance, on external sources of supply for their power amplification products. Since each OEM product involves a separate proposal by the amplifier supplier, there can be no assurance that the Company's current OEM customers will not rely upon internal production capabilities or a non-captive competitor for future amplifier product needs. The Company's OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. These OEM customers are large manufacturers of wireless telecommunications equipment who could elect to enter the non-captive market and compete directly with the Company. Such increased competition could materially adversely affect the Company's business, financial condition and results of operations.

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

         The Company has consistently reviewed its in house automated manufacturing needs in order to control its production schedule. To date, the Company has not established a fully automated manufacturing facility. Until such time as its establishes such facilities, the Company expects to be dependent on contract manufacturing.

RESEARCH, ENGINEERING AND DEVELOPMENT

         The Company's research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

         The Company has historically devoted a significant portion of its resources to research, engineering and development programs and expects to continue to allocate significant resources to these efforts. The Company's research, engineering and development expenses in fiscal 1996, 1997 and 1998 were approximately $1,150,000, $876,000 and $544,200, respectively, and represented approximately 52%, 36% and 31%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for AMPS, TACS, NMT-450, PCS-1900, and PCS Repeater Amplifier (DCS 1800).

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

         Presently, the Company has been granted a patent (No. 5,606,286) by the United States Patent and Trademark Office with respect to its Pre-Distortion and Pre-Distortion Linearization technology which, the Company believes, is more effective in reducing distortion then other currently available technology. There can be no assurance that the Company's patent will not be challenged or circumvented by competitors. The Company intends to broaden its patent protection in other countries for its existing patents and file for additional patent protection relating to products it is currently developing.

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

GOVERNMENTAL REGULATIONS

         The Company's customers must obtain regulatory approval to operate their base stations. The United States Federal Communications Commission ("FCC") has regulations that impose more stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that the Company's customers will comply with such regulations which could materially adversely affect the Company's business, financial condition and results of operations. The Company manufactures its products according to specifications provided by its customers, which specifications are given to comply with applicable regulations. The Company does not believe that costs involved with manufacturing to meet specifications will have a material impact on its operations. There can be no assurances that the adoption of future regulations would not have a material adverse affect on the Company's business.

EMPLOYEES

         As of December 31, 1998, the Company had a total of 37 employees, including 26 in operations, 3 in engineering, 2 in sales and marketing, 2 in quality assurance and 4 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

         IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT ON FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         RECENT HISTORY OF LOSSES. The Company incurred net losses of $5,419,940, $2,493,611 and $1,916,359 for the years ended December 31, 1996,
1997 and 1998, respectively, although a substantial portion of the net losses for such periods is due to nonoperating charges to earnings and research, engineering and development costs. The

Company expects that losses will increase and continue until such time, if ever, as the Company can manufacture and market a new line of linear power amplifiers including multicarrier linear power amplifiers (sometimes referred to as "MCLPA"). In addition, the Company had an accumulated deficit of $11,569,036 at December 31, 1998.

         POSSIBLE NEED FOR ADDITIONAL FINANCING. The Company believes that the current cash on hand including the proceeds of the recently completed private placement of 900,000 shares of Common Stock, resulting in net proceeds of $941,625 to the Company, together with cash flow from operations will be adequate to fund its operations for at least twelve months. There can be no assurance, however, that the Company will not require additional financing prior to or after such time. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

         RELIANCE UPON GROWTH OF WIRELESS TELECOMMUNICATIONS SERVICES. Demand for the Company's products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers. Although demand for power amplifiers has grown in recent years, there can be no assurance that the quantity and variety of wireless telecommunications services will continue to grow, or that such services will create a demand for the Company's products.

         LACK OF AUTOMATED MANUFACTURING PROCESSES; DEPENDENCE ON CONTRACT MANUFACTURERS; LIMITED NUMBER OF SUPPLIERS. The Company has consistently reviewed its in house automated manufacturing needs in order to control its production schedule. To date, the Company has not established a fully automated manufacturing facility. Until such time as its establishes such facilities, the Company expects to be dependent on contract manufacturing. There can be no assurance that the Company's contract manufacturers will be able to fulfill the Company's production commitments. There are no written agreements with such contract manufacturers. Any inability to obtain timely deliveries of finished assemblies of acceptable quality could delay the Company's ability to deliver its products to its customers, which in turn would have a material adverse effect on the Company's business, financial condition and results of operations. In addition, in the event that production costs for the Company's contract manufacturers increase, the Company may suffer losses due to an inability to recover such cost increases under its fixed price commitments with its original equipment manufacturer ("OEM") customers.

         Power transistors and certain other key components used in the Company's products are currently available from only a limited number of sources. Certain of the Company's limited source suppliers have limited operating histories and limited financial and other resources and, therefore, they may prove to be unreliable sources of supply. The Company has no written agreements with such suppliers. Further, the Company has generally not previously purchased key components in large volume. If the Company were unable to obtain sufficient quantities of components, particularly power transistors, delays or reductions in product shipments could occur which would have a material adverse effect on the Company's business, financial condition and results of operations. Furthermore, delays in filling orders may have a material adverse effect on the Company's relationships with its OEM customers, which may result in the termination of material orders from its OEM customers and/or cause a permanent loss of future sales.

         RELIANCE ON A SMALL NUMBER OF CUSTOMERS; POSSIBLE FLUCTUATIONS IN OPERATING RESULTS. In 1996, approximately 70% of net revenues were derived from sales to three customers. In 1997, approximately 48% of net revenues were derived from one customer (in South Korea). In 1998, approximately 94% of net revenues were derived from three customers (two European and one South Korean). The Company anticipates that sales of its products to relatively few customers (wireless telecommunications OEMs) will account for a majority of the Company's revenues in 1999. The reduction, delay or cancellation of orders from one or more significant customers would materially and adversely affect the Company's financial condition and results of operation. Moreover, as a result of the uncertainty of such sales, the Company may in the future experience significant fluctuations in net sales, gross margins and operating results.

         LIMITED MARKETING EXPERIENCE. The Company has developed its sales and marketing network, which includes outside sales agents, which has demonstrated the advantages of its products over competing products. The Company's marketing experience with its single and multi channel amplifiers has had limited success with major OEMs. The Company has to maintain a leading edge position regarding emerging technologies, such as the 3G systems and wireless Internet access, which require ultra linear base station amplifiers. The Company continues to upgrade its sales and marketing efforts, while maintaining product cost. There can be no assurance that the Company will be successful in its marketing efforts or that it will be able to maintain sales and distribution capabilities.

         CONTROL BY MANAGEMENT. Officers and directors and persons who may be deemed affiliates beneficially own, in the aggregate, and have the right to vote approximately 40% of the issued and outstanding Common Stock (not including any options they may own) of the Company. The Chairman and Chief Executive Officer of the Company owns approximately 38% of the issued and outstanding Common
Stock. Accordingly, such holders will be in a position to elect all of the directors and thereby control the Company.

         LIMITED PRIOR PUBLIC MARKET; POTENTIAL LIMITED TRADING MARKET; POSSIBLE VOLATILITY OF STOCK PRICE. There has only been a public market for the Securities since January 1997 and there can be no assurance that an active trading market in the

Company's Securities will be maintained. In the absence of such a market, an investor may find it more difficult to sell the Securities offered hereby. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of the Securities is expected to be subject to significant fluctuations in response to variations in quarterly operating results, changes in analysts' earnings estimates, announcements of technological innovations by the Company or its competitors, general conditions in the wireless communications industry and other factors. These fluctuations, as well as general economic and market conditions, may have a material adverse effect on the market price of the Company's Securities.

         NO ASSURANCE OF SUCCESSFUL EXPANSION OF OPERATIONS. The Company has substantially increased its scale of operations over the past two years, however, due to the down turn in business activity in the Southeast Asian market, the Company has had to reassess its business strategy. The Company intends to downsize some of its operations in order to maintain competitiveness and achieve profitability. The Company has explored joint ventures and mergers in order to achieve these results, but has not consummated any of these transactions. If the Company does not increase its sales, decrease overhead expenditure or does not adequately manage the growth of its operations, the Company's results of operations will be materially adversely affected.

         DECLINING AVERAGE SALES PRICES. If wireless telecommunications OEMs come under increasing price pressure from cellular and PCS service providers, the Company could expect to experience downward pricing pressure on its products. In addition, competition among non-captive amplifier suppliers could increase the downward pricing pressure on the Company's products. To date, such pressure has not been experienced. As these manufacturers frequently negotiate supply arrangements far in advance of delivery dates, the Company often must commit to price reductions for its products before it is aware of how, or if, cost reductions can be obtained. If the Company is unable to achieve cost reductions, the Company's gross margins will decline, which will have a material adverse effect on the Company's business, financial condition and results of operations.

         RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION. The wireless telecommunications equipment industry is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition in this market is intense and characterized by significant price erosion over the life of a product. Currently, the Company competes primarily with non-captive suppliers of power amplification products. The Company believes that its competition, and ultimately the success of the Company, will be based primarily upon service, pricing, reputation, and the ability to meet delivery schedules of its customers. The Company's existing and potential OEM customers continuously evaluate whether to manufacture their own amplification products or to purchase such products from outside sources. These customers and other large manufacturers of wireless telecommunications infrastructure equipment could elect to enter the market and compete directly with the Company. Many of the Company's competitors have significantly greater financial, technical, manufacturing, sales and marketing capabilities and research and development personnel and other resources than the Company and have achieved greater name recognition of their existing products and technologies. In order for the Company to successfully compete it must continue to develop new products, keep pace with advancing technologies and competitive innovations and successfully market its products to OEM customers that will incorporate the Company's products into their systems. There can be no assurance that the Company will be able to compete successfully.

         In addition, there can be no assurance that new products or alternative amplifier technology will not be developed that render the Company's current or planned products obsolete or inferior. Rapid technological development by others may result in the Company's products becoming obsolete before the Company recovers a significant portion of the research, development and commercialization expenses incurred with respect to those products.

         RISKS ASSOCIATED WITH SALES OUTSIDE OF THE UNITED STATES. International sales represented approximately 72%, 70%, and 94% of the Company's net revenues for the years ended December 31, 1996, 1997 and 1998, respectively. The Company expects that international sales will continue to account for a significant portion of its net revenues in the future. To the extent that the Company does not achieve and maintain substantial international sales, the Company's business, results of operations and financial condition could be materially and adversely affected. There can be no assurance that the Company will be able to maintain or increase its current level of international sales.

         Sales of the Company's products outside of the United States are denominated in US dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make the Company's products more expensive and, therefore, potentially less competitive outside the United Sates. Additional risks inherent in the Company's sales abroad include the impact of recessionary environments in economies outside the United States, generally longer receivables collection periods, unexpected changes in regulatory requirements, tariffs and other trade barriers, potentially adverse tax consequences, restrictions on the repatriation of earnings, reduced protection for intellectual property rights in some countries, and the burdens of complying with a wide variety of foreign laws. There can be no assurance that such factors will not have an adverse effect on the Company's future international sales and, consequently, on the Company's business, financial condition and results of operations.

         DEPENDENCE UPON MANAGEMENT AND TECHNICAL PERSONNEL. The success of the Company is highly dependent upon the continued services of Devendar Bains, the Company's President and Chief Executive Officer. The Company has entered into a five year employment agreement with Mr. Bains which terminates April 30, 2001 and contains a covenant not to compete against the Company for a two year period following termination of employment. The Company has obtained key man insurance on the life of Mr. Bains in the amount of $1,000,000. There can be no assurances that the Company will be able to replace Mr. Bains in the event his services become unavailable or that the proceeds of such insurance would be adequate to compensate the Company for the loss of his services.

         Due to the specialized nature of the Company's business, the Company is highly dependent on the continued service of, and on its ability to attract and retain, qualified technical and marketing personnel, particularly highly skilled radio-frequency ("RF") and microwave design engineers involved in the development of new products and processes and test technicians involved in the manufacture and enhancement of existing products. In addition, as part of the Company's team-based sales approach, the Company dedicates specific design engineers to service the requirements of individual customers. The loss of any such engineer could adversely affect the Company's ability to obtain future purchase orders from the customers to which such engineer is dedicated. The Company has employment or non-competition agreements with most of its current design engineers or test technicians. The competition for such personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key technical personnel in a timely manner, would have a material adverse effect on the Company's business, financial condition and results of operations.

         PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT. The Company's ability to compete successfully and achieve future revenue growth will depend, in part, on its ability to protect its proprietary technology and operate without infringing upon the rights of others. Although there are no pending lawsuits against the Company regarding its technology or notices that the Company is infringing upon intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Such litigation or claims could result in substantial costs, and diversion of resources and could have a material adverse effect on the Company's business, financial condition, and results of operations. The Company generally enters into confidentiality and non-disclosure agreements with its employees and limits access to and distribution of its proprietary information. However, there can be no assurance that such measures will provide adequate protection for the Company's trade secrets or other proprietary information, or that the Company's trade secrets or proprietary technology will not otherwise become known or be independently developed by competitors. The failure of the Company to protect its proprietary technology could have a material adverse effect on its business, financial condition and results of operations.

         NO  DIVIDENDS.  The  Company has not paid any  dividends  on its Common
Stock since its inception and does not intend to pay dividends on its Common Stock in the foreseeable future. Any earnings which the Company may realize in the foreseeable future will be retained to finance the growth of the Company.

         GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL REGULATIONS. The Company's customers must obtain regulatory approval to operate their base stations. The United

States Federal Communications Commission ("FCC") has regulations that impose stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that the Company's customers will comply with such regulations which could materially adversely affect the Company's business, financial condition and results of operations. The Company manufactures its products according to specifications provided by its customers, which specifications are given to comply with applicable regulations. The Company does not believe that costs involved with manufacturing to meet specifications will have a material impact on its operations. There can be no assurances that the adoption of future regulations would not have a material adverse affect on the Company's business.

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

         NASDAQ CONTINUED LISTING REQUIREMENTS. Although the Company's Common Stock and Warrants are currently listed on Nasdaq, for continued listing on The Nasdaq Small Cap Market, a company, among other things, must have $2,000,000 in net tangible assets, $1,000,000 in market value of public float and a minimum bid price of $1.00 per share. If the Company is unable to satisfy the requirements for continued quotation on The Nasdaq Small Cap Market, trading, if any, in the Common Stock and Warrants offered hereby would be conducted in the over-the-counter market in what are commonly referred to as the "pink sheets" or on the NASD OTC Electronic Bulletin Board. As a result, an investor may find it more difficult to dispose of, or to obtain accurate quotations as to the price of, the securities offered hereby. The above-described rules may materially adversely affect the liquidity of the market for the Company's securities. This Annual Report on Form 10-KSB for the year ended December 31, 1998 indicates net tangible assets of $1,167,251. Although the Company believes that the proceeds of the private placement in March 1999 as well as certain other first quarter adjustments and revenue will assist the Company in its compliance with continued listing, no assurances are made as to the Company's continued listing on Nasdaq.

         PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF SECURITIES. The Securities and Exchange Commission (the "Commission") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since the Common Stock is listed on The Nasdaq Small Cap Market, such securities are exempt from the definition of "penny stock." If the Common Stock and Warrants are removed from listing by The Nasdaq

Small Cap Market at any time, the Company's Common Stock and Warrants may become subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealer's presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in this Offering to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

         CURRENT PROSPECTUS AND STATE BLUE SKY REGISTRATION REQUIRED TO EXERCISE WARRANTS. The Company will be able to issue shares of its Common Stock upon exercise of the Warrants only if there is then a current prospectus relating to such Common Stock and only if such Common Stock is qualified for sale or exempt from qualification under applicable state securities laws of the jurisdictions in which the various holders of the Warrants reside. Currently there is no current prospectus which will permit the purchase and sale of the Common Stock underlying the Warrants (which are currently exercisable at $6.00 per share). The Warrants may be deprived of any value and the market for the Warrants may be limited if a current prospectus covering the Common Stock issuable upon the exercise of the Warrants is not effective or if such Common Stock is not qualified or exempt from qualification in the jurisdictions in which the holders of the Warrants then reside.

         POTENTIAL ADVERSE EFFECT OF REDEMPTION OF WARRANTS. The Warrants may be redeemed by the Company at any time at a redemption price of $.01 per Warrant upon not less than 30 days prior written notice if the average closing price or bid price of the Common Stock as reported by the principal exchange on which the Common Stock is traded, the Nasdaq SmallCap Market or the National Quotation Bureau, Incorporated, as the case may be, equals or exceeds $9.00 per Share for any twenty (20) consecutive trading days ending within five (5) days prior to the date on which notice of redemption is given. Notice of redemption of the Warrants could force the holders to exercise the Warrants and pay the exercise price at a time when it may be disadvantageous for them to do so, to sell the Warrants at the current market price when they might otherwise wish to hold the Warrants, or to accept the redemption price which would be substantially less than the market value of the Warrants at the time of redemption.

         ANTI-TAKEOVER PROVISIONS. Pursuant to the Company's Certificate of Incorporation, the Board of Directors may issue up to 1,000,000 shares of Preferred Stock in the future with such preferences, limitations and relative rights as the Board may determine without stockholder approval. The rights of the holders of Common Stock will be subject to, and may be adversely affected by, the rights of the holders of any Preferred Stock that may be issued in the future. The issuance of Preferred Stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of the Company without further action by the stockholders. The Company has no present plans to issue any shares of Preferred Stock. In addition, following this Offering the Company will become subject to the anti-takeover provisions of Section 203 of the Delaware General Corporation Law, which will prohibit the Company from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of the Company.

         ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. The Company is authorized to issue 25,000,000 shares of its Common Stock, $.0001 par value. As of March 31, 1999, there were 5,651,333 shares of Common Stock issued and outstanding. However, the total number of shares of Common Stock issued and outstanding does not include the exercise of up to 1,610,000 Warrants to purchase up to 1,610,000 shares of Common Stock, the option granted to the underwriter of the Company's initial public offering to purchase up to 140,000 Shares and 140,000 Warrants to purchase 140,000 shares of Common Stock, 212,500 shares of Common Stock issuable upon exercise of the $2.50 Warrants, 350,000 shares of Common Stock issuable upon exercise (at $1.25) of the Rule 701 Warrants, 214,000 shares of Common Stock issuable upon exercise of the $4.00 Warrants, 90,000 shares of Common Stock issuable upon exercise of Agent Warrants issued in the March 1999 private placement, and 1,500,000 shares of Common Stock issuable upon exercise of options granted pursuant to the Incentive Option Plan (1,293,000 of which have been granted). After reserving a total of 4,284,000 shares of Common Stock for issuance upon the exercise of all options and warrants, the Company will have at least 14,212,667 shares of authorized but unissued Common Stock available for issuance without further shareholder approval. As a result, any issuance of additional shares of Common Stock may cause current shareholders of the Company to suffer significant dilution which may adversely affect the market.

         In addition to the above-referenced shares of Common Stock which may be issued without shareholder approval, the Company has 1,000,000 shares of authorized preferred stock, the terms of which may be fixed by the Board of Directors. The Company presently has no issued and outstanding shares of preferred stock and while it has no present plans to issue any shares of preferred stock, the Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of such series of preferred stock could have an adverse effect on the holders of Common Stock.

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of March 31, 1999, the Company had 5,651,333 shares of its Common Stock issued and outstanding, 3,161,333 of which are "restricted securities". Of such "restricted securities" 2,000,000 of such Shares may be sold pursuant to Rule 144 as described below, 40,000 Shares may be sold pursuant to Rule 144 commencing July 1999, 173, 333 Shares may be sold pursuant to Rule 144 commencing January 2000, 48,000 Shares may be sold pursuant to Rule 144 commencing January 2000 and the remaining 900,000 Shares may be sold pursuant to Rule 144 commencing April 2000.

         Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

         EFFECT OF OUTSTANDING OPTIONS AND WARRANTS. As of the date of this Annual Report, there are outstanding stock options and warrants (not including the underwriter's warrants and publicly traded Warrants) to purchase an aggregate of 440,000 shares of Common Stock at an exercise price of $1.25 per Share (which includes 90,000 Agent Warrants), and additional 212,500 shares of Common Stock at an exercise price of $2.50 per share, an additional 214,000 shares of Common Stock at an exercise price of $4.00 per share, and the Company has reserved 1,293,000 shares of Common Stock for issuance pursuant to outstanding Employee Options. None of the $2.50 Warrants, $4.00 Warrants, Agent Warrants or Employee Options are available for public resale and such shares would be subject to Rule 144 of the Act upon issuance thereof. The 350,000 Shares underlying the Rule 701 Warrants (which were issued pursuant to Rule 701 of the Act) are available for sale in the public market pursuant to Rule 701. The exercise of such outstanding options and warrants will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

         LIMITATION ON DIRECTOR LIABILITY. As permitted by Delaware law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

         FORWARD-LOOKING INFORMATION MAY PROVE INACCURATE. This Memorandum contains forward-looking statements and information that are based on management's beliefs as well as assumptions made by, and information currently available to, management. When used in this Memorandum (including Exhibits), words such as "anticipate," "believe," "estimate," "except," and, depending on the context, "will" and similar expressions, are intended to identify forward-looking statements. Such statements reflect the Company's current views with respect to future events and are subject to certain risks, uncertainties and assumptions, including the specific risk factors described above. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, believed, estimated or expected. The Company does not intend to update these forward-looking statements and information.

ITEM 2.  PROPERTIES.

         The Company leases (from an unaffiliated party) approximately 21,000 square feet, on a month-to-month basis, at 144 Belmont Drive, Somerset, New Jersey 08873, which serves as the Company's executive offices and manufacturing facility. The lease term expired on March 31, 1999. The annual rental is $168,000. The Company intends to move to new premises, with a target to reduce its lease obligations to $80,000 per year, compared to $168,000 that it currently pays.
With common area and other charges, the Company is currently paying $240,000 annually.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

         The Company is involved in the following matters:

         1.   AIRNET COMMUNICATIONS CORPORATION V. AMPLIDYNE, INC.

         Plaintiff filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. Plaintiff also alleges damages in the amount of $4,322,579.05, plus interest, costs and attorneys fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of $463,411.36, plus interest, costs and attorney fees. Management believes that the allegations in the complaint are without merit. The case is currently in discovery. A motion for summary judgment was denied in February 1999.

     2. The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. According to the plaintiff's attorney, the claim against the Company is for $135,000, plus unspecified compensatory and punitive damages. The Company filed an answer to the complaint denying the allegations and a counterclaim against the plaintiff on September 12, 1998. The counterclaim alleges breach of contract for unspecified damages, which in the opinion of management exceeds $1,000,000. The Company intends to aggressively defend this action and to prosecute its counterclaim. Management believes that the breach of contract was caused by the plaintiff. The case is currently in discovery.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 28, 1998, the Company held an annual meeting of stockholders to vote on the election of directors and the ratification of the Company's independent auditors. Of the 4,530,000 shares of the Company's Common Stock entitled to vote at the meeting, holders of 3,944,599 shares were present in person or were represented by proxy at the meeting.

         The directors elected at the meeting and the results of the voting were as follows:

                                                    For               Withheld
                                                    ---               --------
         Devendar S. Bains                       3,944,599             18,995
         Tarlochan Bains                         3,944,599             18,995
         Charles J. Ritchie                      3,944,599             18,995
         Manish V. Detroja                       3,944,599             18,995

         The above represented all of the directors of the Company on December 28, 1998.

         The shares voted regarding the Board of Directors' proposal to select the accounting firm of Grant Thornton LLP, to serve as independent auditors of the Company, were as follows:

         For:              3,936,594
         Against:              8,600
         Abstain:             18,400

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants commenced trading on the Nasdaq Small Cap Market on January 22, 1997. The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market under the symbols AMPD and AMPDW, respectively.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock and Warrants for the period January 22, 1997 up to March 31,1997, the last three quarters in 1997, fiscal 1998 and for the period of January 1, 1999 up to March 31, 1999 as reported by the Nasdaq SmallCap Market. The trading volume of the Company's Common Stock and Warrants fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock and Warrants may be adversely affected.

Common Stock
------------

                  1997 Calendar Year                     Closing Price
                  ------------------                     -------------
                                                     High               Low
                                                     ----               ---
                  January 22 - March 31              5.625             4.250
                  April 1 - June 30                  5.375             4.500
                  July 1 - September 30              7.625             4.250
                  October 1 - December 31            7.375             1.625

                  1998 Calendar Year
                  ------------------

                  January 1 - March 31               2.375              .875
                  April 1 - June 30                  1.813              .906
                  July 1 - September 30              1.750              .750
                  October 1 - December 31            1.844              .469

                  1999 Calendar Year
                  ------------------

                  January 1 - March 31               2.625             1.094

Warrants
--------

                  1997 Calendar Year                     Closing Price
                  ------------------                     -------------
                                                     High               Low
                                                     ----               ---
                  January 22 - March 31              .8125              .250
                  April 1 - June 30                 1.0625              .500
                  July 1 - September 30              1.750              .250

                  October 1 - December 31           1.0625              .250

                  1998 Calendar Year
                  ------------------

                  January 1 - March 31                .625              .125
                  April 1 - June 30                   .625              .125
                  July 1 - September 30               .531              .125
                  October 1 - December 31             .250              .063

                  1999 Calendar Year
                  ------------------

                  January 1 - March 31                .406              .031

         On March 31, 1999 the closing prices of the Common Stock and Warrants as reported on Nasdaq SmallCap Market was $2.625 and $.406, respectively. On March 31, 1999 there were 5,651,333 shares of Common Stock and 1,610,000 Warrants outstanding, held of record by approximately 56 record holders (with over 1,000 beneficial owners).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

         The following table sets forth certain operating data as percentage of total revenue:

                                              Percentage of Total Net Sales
                                                       Years Ended
                                                       December 31,
                                                   1998            1997
                                                   ----            ----

Net sales                                           100%            100%
   Cost of goods sold                              98.5%           78.9%
          Gross profit                              1.5%           21.1%
   Selling, general and
     administrative                                71.5%           66.4%
   Research, engineering and
     development                                   30.4%             36%
Total operating expenses                          101.9%          102.4%
Interest Income                                     4.4%            5.8%
Interest expense                                     .8%            2.0%
   Stock compensation and
     financing costs                               10.4%             25%
Loss before income taxes                         (107.2%)        (102.5%)
Provision (credit) for
  income taxes
Net loss                                         (107.2%)        (102.5%)


RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 1998 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1997.

         Revenues for the fiscal year ended December 31, 1998 decreased 26% compared to the fiscal year ended December 31, 1997. The primary reason for the decrease was due to the economic crisis experienced by South Korea during 1998 The Company's principal business strategy since 1995 has been devoted to the engineering production of the linear power amplifiers and Multicarrier Linear Power Amplifiers (MCLPA) prototypes for major international OEM manufactures.
During 1998 the Company continued to refine its PCS single and multichannel amplifier products, and several products were shipped to major OEM's in the U.S. and overseas for prototype evaluations.

         Sales for the first 3 quarters of 1998 were weak due to the economic crises in the South East Asian markets, as planned shipments under purchase orders were never completed due to delay and cancellations by certain customers. The Company refocused its strategy to obtain more US and European business. As a result of its efforts, the Company was able to obtain a substantial order from a major OEM in Europe. The sales in the fourth quarter of 1998 accounted for 35% of the overall sales for 1998. Management intends to reduce overhead during 1999 and continue to focus its sales and marketing efforts in the US and European markets.

         The Company's sales to international markets representing 94% of the Company's sales in 1998, were primarily to Korea and Europe. Korea has suffered significant currency fluctuations during 1998. The Company believes that its ability to generate sales during the first half of 1999 will be adversely impacted by, among other things, economic conditions in Korea.

         Cost of sales as a percentage of sales was 98% during the year ended December 31, 1998, compared to 79% during the same period for 1997. This increase can be attributed to the economic conditions in South Korea resulting in slow build-out of the PCS networks in that country, which caused the Company's ramp-up in manufacturing personnel and shop overhead to be severely underutilized during 1998. The cost of new product development is a prolonged and an expensive process, causing the cost of certain prototypes to be greater than targeted profit margins. Further, certain sales to a distributor in Korea yield a lower sales price (as compared to a commission expense separately paid and included in selling general and administrative expenses) and extended warranty terms. The Company is continuing to assess cost reduction of its products to improve gross margins in 1999.

         Selling, general and administrative expenses decreased in 1998 by $337,300 to $1,278,256 from $1,615,556, in 1997. Expressed as a percentage of sales, the selling, general and administrative expenses were 71.5% in 1998 and 66.4% in 1997. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the reduction in staffing levels, and cost containment efforts.

         Research, engineering and development expenses decreased to 30.4% of net sales in 1998 compared to 36% in 1997. In 1998, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the PCS single and multichannel products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products, which decreased during 1998. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

         The Company had interest income in 1998 of $79,159 or 4.4% of net sales due to earnings on initial public offering proceeds, and reflect lower interest-earning balances.

         Interest expense was lower in 1998 because of the closing out of some capitalized leases on test equipment.

         Stock compensation and financing expenses in 1997 of $607,179 and in 1998 of $186,249 relate to the 1996 and 1997 issuances of stock, options and warrants at prices substantially lower than the fair market values. The decrease in 1998 expense reflects that some of these discounts have been fully amortized over the respective vesting periods.

         As a result of the foregoing, the Company incurred net losses of $1,916,359 or ($.43) per share for the year ended December 31, 1998 compared with net losses of ($2,493,611) or ($.57) per share for the same period in 1997.

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

         The Company's sales to international markets representing 80% of the Company's sales in 1997, were primarily to Korea, which has recently suffered significant currency fluctuations. The Company believes that its ability to generate sales during the first part of 1998 will be adversely impacted by, among other things, economic conditions in Korea.

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

LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1998, the Company had cash and cash equivalents of $427,510.

         The Company believes that the net proceeds of the Company's initial public offering, private placement in March 1999 and cash generated from revenues will permit it to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. Further, the officers of the Company have deferred a portion of their salaries or provided loans to the Company to meet short-term liquidity requirements. In light of the current situation in Korea, and its impact on sales, the Company expects to fund operations in 1999 with the remaining cash that was received from the initial public offering and the March private placement. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

         Stockholders loans of $98,000 were repaid in 1998. The funds from the stockholder's loan were used for working capital purposes. The Company has several lease obligations for certain research, engineering and development equipment used in the production processes requiring minimum monthly payments of $6,000 through the second quarter of 1999. The Company has converted certain of its obligations to officers through the issuance of Common Stock (at an equivalent fair value) and may continue to do so in 1999.

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

         The Company has 37 employees of which 28 are involved in production processes. The Company's internal computers systems consist of individualized PCs. The Company intends to replace all of these PCs with the latest hardware, at an estimated cost of about $20,000. The Company's technical software has been upgraded for the Y2K compliance. Presently the Company is exploring the purchase of a new MRP system, which will be Y2K compliant, and will be installed by the second or third quarter of 1999. All other software for day to day office work is Y2K compliant. The Company's accounting software will also be upgraded as part of the MRP system. Estimated cost is about $25,000. Therefore, the Company expect to be fully Y2K compliant by the third quarter of 1999. Other than as set forth, the Company has no other contingency plan for Y2K non-compliance.

         The Company is in the process of contacting all its major vendors and suppliers to ensure that they are Y2K compliant. Overall the Company does not see any material effect upon its business and operations due to the Y2K problem.

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

ITEM 8.  CHANGES  IN  AND  DISAGREEMENT   WITH  ACCOUNTANTS  ON  ACCOUNTING  AND
         FINANCIAL DISCLOSURE.

         None.

                                    PART III

ITEM 9.  DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL   PERSONS;
         COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         The names and ages of the directors and executive officers of the Company are set forth below:

Name                    Age       Position(s) With the Company
----                    ---       ----------------------------

Devendar S. Bains*      48        Chairman of the Board, President,  Chief
                                  Executive Officer,  Treasurer and Director
Tarlochan Bains         49        Vice President-Sales & Marketing and Director
Nirmal Bains            42        Secretary
Charles J. Ritchie*     57        Director
Manish V. Detroja*      33        Director

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1998, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1996, 1997 and 1998 for its Chief Executive Officer. No other employee received compensation in excess of $100,000. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company but are not compensated for services provided in their capacities as directors.

                                                                                Long Term Compensation
                                                                        ------------------------------------
                                              Annual Compensation         Awards      Securities     Payouts
                                              -------------------       ------------------------------------
                                                           Other        Restricted    Underlying        All
Name of Individual                                         Annual          Stock          LTIP         Other
and Principal Position      Year    Salary     Bonus    Compensation       Awards    Options/SARS(#)  Payouts     Comp.
-----------------------------------------------------------------------------------------------------------------------
Davendar S. Bains,          1998    $85,000     --      $ 20,000(1)           --              --         --        --
Chairman                                                $167,000(2)
Chief Executive Officer,    1997    $85,000     --      $ 20,000(1)           --              --         --        --
President and Treasurer     1996    $85,000     --      $ 20,000(1)           --       1,000,000         --        --

(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation (See note H-3 to the financial statements).

(2) Represents the fair value of shares of Common Stock in lieu of cash payment of the amount owed for deferred compensation - 144,000 shares in the aggregate.
-------------------

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

         In June 1998, the Company issued 40,000 shares of Common Stock to Devendar S. Bains, the Company's President and Chief Executive Officer, in consideration of the forgiveness by Mr. Bains of $50,000 of accrued salary owed to him.

         On September 30, 1998, accrued and unpaid salary in the aggregate amount of $195,000 owed to Devendar S. Bains ($117,000), Tarlochan Bains ($54,600) and Nirmal Bains ($23,400), were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 104,000, 48,533 and 20,800 shares, respectively to such persons in December 1998 (based upon the closing sales price of the Common Stock ($1.125) on such date).

STOCK OPTION PLANS AND AGREEMENTS

         INCENTIVE OPTION PLAN - In May 1996, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1996 Incentive Stock Option Plan ("Incentive Option Plan"). The purpose of the Incentive Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs").

         The Incentive Option Plan is administered by the compensation committee which determines, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs or a combination thereof, and the number of shares to be subject to such options.

         The Incentive Option Plan provides for the granting of ISOs to purchase Common Stock at an exercise price to be determined by the compensation committee not less than the fair market value of the Common Stock on the date the option is granted.

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

         In May 1996, 1,233,000 options to purchase Common Stock under the Incentive Option Plan were granted to certain employees, including Devendar Bains (1,000,000 options), Tarlochan Bains (100,000 options) and Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Sales and Marketing and Secretary, respectively. The options are exercisable at $4.00, 66.66% of which have vested (with the remainder to vest in May 1999). In January 1999, 30,000 options to purchase Common Stock were granted to each of Messrs. Detroja and Ritchie, Directors of the Company, under the Incentive Option Plan. These options are exercisable at $1.25 and are fully vested. The 1,293,000 options granted under the Incentive Option Plan are referred to collectively as the "Employee Options". No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

RULE 701 WARRANTS

         In December 1995, the Company issued Rule 701 Warrants to purchase 350,000 Shares at $2.50 per share pursuant to Rule 701 under the Act to the Company's former Vice President for Strategic Alliances and Vice President for Corporate Communications and Investor Relations, respectively. The 701 Warrants were initially exercisable until June 30, 1999. In January 1999, the Company agreed to reduce the exercise price of such Warrants to $1.25 and to extend the expiration date to June 30, 2001.

PLACEMENT AGENT WARRANTS

         In connection with the Company's private offering in March 1999, the Company has committed to issued to certain NASD Members 90,000 warrants, each exercisable at $1.25 per share (the "Agent Warrants"). The Agent Warrants are exercisable for a two (2) year period through March 31, 2001 and are subject to certain anti-dilution adjustments.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth information, as of March 31, 1999 with respect to the beneficial ownership of the outstanding shares of the Company's Common Stock by (i) any holder of more than five percent (5%) of the outstanding shares; (ii) the Company's officers and directors; and (iii) the directors and officers of the Company as a group:

Name of Beneficial             Number of Shares              Percentage %
Owner*                        of Common Stock(1)              Ownership
------                        ------------------              ---------

Devendar S. Bains(2)               3,239,800                    48.35
Tarlochan Bains(3)                   148,533                     2.58
Nirmal Bains(2)                    3,239,800                    48.35
Charles J. Ritchie(4)                 30,000                      .53
Manish V. Detroja(5)                  30,000                      .53

All Officers and
  Directors as a group
  (5 persons)(6)                   3,448,333                    51.99

------------------
 *   Unless  otherwise  indicated,  the  address of all  persons  listed in this section is c/o Amplidyne, Inc., 144 Belmont Drive, Somerset, NJ 08873.

(1) Beneficially ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Mr. Devendar Bains is the husband of Mrs. Nirmal Bains and the brother of Mr. Tarlochan Bains. Mr. Devendar Bains is the record holder of 2,169,000 of such shares and Mrs. Nirmal Bains is the record holder of 20,800 of such shares. Includes 1,000,000 Employee Options which were granted to Mr. Devendar Bains. Includes 50,000 Employee Options which were granted to Ms. Nirmal Bains. See "Executive Compensation-Stock Option Plans and Agreements."

(3) Mr. Tarlochan Bains is the brother of Mr. Devendar Bains. Mr. Tarlochan Bains is the record holder of 48,533 of such shares. Includes 100,000 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

(4) The address for such person is 92 Parker Road, Long Valley, NJ 07853. Includes 30,000 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

(5) The address for such person is 925 Schwal Road, Hatfield, PA 19440. Includes 30,000 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

(6) Include 1,000,000 options held by Devendar Bains, 50,000 options held by Nirmal Bains, 100,000 options held by Tarlochan Bains, 30,000 options held by Mr. Detroja and 30,000 options held by Mr. Ritchie. See Notes 2, 3, 4 and 5.

ITEM 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         Between January 1994 and December 1996, Devendar S. Bains, the Company's President and Chief Executive Officer, loaned the Company an aggregate of $442,745 without interest, payable on demand. $339,694 was repaid during 1997 and an additional $98,000 was repaid during 1998.

         In connection with the Company's  settlement of a litigation,  Devendar
S. Bains, the Company's President and Chief Executive Officer, loaned the Company $41,000 (in October 1997) without interest, payable on demand.

         See "Management - Employment Agreement" for recent issuances to officers and directors.

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

(a)(2)   EXHIBITS

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

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

     (b)   REPORTS ON FORM 8-K

           The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1998.

                                 Amplidyne, Inc.

                          INDEX TO FINANCIAL STATEMENTS


                                                                        PAGE
                                                                        ----

Report of Independent Certified Public Accountants                      F-2

Financial Statements

        Balance Sheets                                                  F-3

        Statements of Operations                                        F-5

        Statement of Stockholders' Equity                               F-6

        Statements of Cash Flows                                        F-7

        Notes to Financial Statements                                F-8 - F-20

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
    AMPLIDYNE, INC.


We have audited the accompanying balance sheets of Amplidyne, Inc. as of December 31, 1998 and 1997, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.



GRANT THORNTON LLP

Parsippany New Jersey
March 31, 1999

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,



       ASSETS                                              1998          1997
                                                        ----------    ----------

CURRENT ASSETS
  Cash and cash equivalents                             $  427,510    $2,039,012
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000 and
    $41,000 in 1998 and 1997, respectively                 440,516       706,893
  Inventories                                              558,685       324,622

  Prepaid expenses and other                                14,206         9,296
                                                        ----------    ----------

    Total current assets                                 1,440,917     3,079,823

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                  540,116       538,214
  Furniture and fixtures                                    43,750        43,750
  Autos and trucks                                          61,183        19,923
  Leasehold improvements                                     4,162         4,162
                                                        ----------    ----------

                                                           649,211       606,049
  Less accumulated depreciation and amortization           342,052       237,494
                                                        ----------    ----------

                                                           307,159       368,555

OTHER ASSETS                                                35,000        35,000
                                                        ----------    ----------

                                                        $1,783,076    $3,483,378
                                                        ==========    ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,


         LIABILITIES AND
       STOCKHOLDERS' EQUITY                             1998            1997
                                                    ------------   ------------

CURRENT LIABILITIES
  Current maturities of lease obligations           $     70,311   $    136,396
  Accounts payable                                       220,991        194,572
  Deferred compensation                                   27,100        140,000
  Accrued expenses                                       255,439        189,123
  Stockholders' loan                                       5,051        103,051
                                                    ------------   ------------

    Total current liabilities                            578,892        763,142

LONG-TERM LIABILITIES
  Lease obligations                                       36,933         67,875

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and out-
    standing                                                  --             --
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 4,703,333 and
    4,460,000 shares issued and outstanding at
    December 31, 1998 and 1997, respectively                 470            446
  Additional paid-in capital                          12,735,817     12,304,592
  Accumulated deficit                                (11,569,036)    (9,652,677)
                                                    ------------   ------------

                                                       1,167,251      2,652,361
                                                    ------------   ------------

                                                    $  1,783,076   $  3,483,378
                                                    ============   ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                              1998           1997
                                          -----------    -----------

Net sales                                 $ 1,786,936    $ 2,433,310
Cost of goods sold                          1,758,915      1,920,178
                                          -----------    -----------

    Gross profit                               28,021        513,132

Operating expenses
  Selling, general and administrative       1,278,256      1,615,556
  Research, engineering and development       544,220        876,214
                                          -----------    -----------

    Operating loss                         (1,794,455)    (1,978,638)

Nonoperating income (expenses)
  Stock compensation and financing cost      (186,249)      (607,179)
  Interest income                              79,159        140,931
  Interest expense                            (14,064)       (47,975)
                                          -----------    -----------

    Loss before income taxes               (1,915,609)    (2,492,861)

Provision for income taxes                        750            750
                                          -----------    -----------

    NET LOSS                              $(1,916,359)   $(2,493,611)
                                          ===========    ===========

Net loss per share - basic and diluted    $      (.43)   $     (0.57)
                                          ===========    ===========

Weighted average number of shares
  outstanding                               4,485,132      4,367,320
                                          ===========    ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1997 and 1998


                                                       Common Stock           Additional
                                              ----------------------------      Paid-in      Accumulated
                                                  Shares        Par Value       Capital         Deficit         Total
                                              ------------    ------------    ------------   ------------    ------------
Balance at December 31, 1996                     2,850,000    $        285    $  5,239,961   $ (7,159,066)   $ (1,918,820)

Net loss                                                                                       (2,493,611)     (2,493,611)
Financing and compensation costs related to
  options and warrants issued                                                      282,639                        282,639
Registration costs                                                              (1,428,847)                    (1,428,847)
Issuance of common stock                         1,610,000             161       8,210,839                      8,211,000
                                              ------------    ------------    ------------   ------------    ------------

Balance at December 31, 1997                     4,460,000             446      12,304,592     (9,652,677)      2,652,361

Net loss                                                                                       (1,916,359)     (1,916,359)
Financing and compensation costs related to
  options and warrants issued                                                      156,249                        156,249
Exercise of warrants                                30,000               3          29,997                         30,000
Conversion of deferred compensation to
  shares of common stock by officers               213,333              21         244,979                        245,000
                                              ------------    ------------    ------------   ------------    ------------

BALANCE AT DECEMBER 31, 1998                     4,703,333    $        470    $ 12,735,817   $(11,569,036)   $  1,167,251
                                              ============    ============    ============   ============    ============


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 Amplidyne, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                        1998          1997
                                                     -----------  -----------

Cash flows from operating activities
  Net loss                                           $(1,916,359) $(2,493,611)
                                                     -----------  -----------
  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                      104,558      102,131
      Bad debt expense                                    45,510       23,640
      Write-off of obsolete inventory                     20,000      149,696
      Deferred compensation                              132,100           --
      Stock compensation and finance cost                186,249      607,179
      Changes in assets and liabilities
        Accounts receivable                              220,867     (523,194)
        Inventories                                     (254,063)     (71,623)
        Prepaid expenses and other                        (4,908)      (3,631)
        Accounts payable and accrued expenses             92,733     (568,581)
                                                     -----------  -----------

    Total adjustments                                    543,046     (284,383)
                                                     -----------  -----------
    Net cash used in operating activities             (1,373,313)  (2,777,994)
                                                     -----------  -----------
Cash flows from investing activities
  Purchase of property and equipment                      (1,900)    (149,725)
                                                     -----------  -----------
Cash flows from financing activities
  Payment of lease obligations                          (138,289)    (378,090)
  Repayments of stockholder loans, net                   (98,000)    (339,694)
  Repayments of bank line of credit                           --     (210,000)
  Repayments of notes payable                                 --   (1,159,000)
  Registration costs                                          --   (1,261,795)
  Stock issuance                                              --    8,211,000
                                                     -----------  -----------
    Net cash (used in) provided by
     financing activities                               (236,289)   4,862,421
                                                     -----------  -----------
    NET (DECREASE) INCREASE IN CASH AND
      CASH EQUIVALENTS                                (1,611,502)   1,934,702
Cash and cash equivalents at beginning of year         2,039,012      104,310
                                                     -----------  -----------
Cash and cash equivalents at end of year             $   427,510  $ 2,039,012
                                                     ===========  ===========
Supplemental disclosures of cash flow information:
  Cash paid during the year for
    Interest                                         $    49,000  $    48,000


See Notes D-3, G and H-3 for noncash investing and financing activity.


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1998 and 1997

NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

     Amplidyne, Inc. (the "Company") operates in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market.

     The Company has incurred losses of $1,916,359 and $2,493,611 in 1998 and 1997, respectively. The Company funded operations during this period primarily from bridge financing and proceeds from its initial public offering. The Company has also funded certain operating expenses through the issuance of warrants, and borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders.

     A significant portion (approximately 94% and 80% of the Company's sales in 1998 and 1997, respectively) of the Company's sales has been to international markets. The primary international market to date has been Korea, which has recently suffered significant currency fluctuations and economic turmoil which might affect the Company's future sales. Several of these Korean customers have reduced, delayed or cancelled purchase orders, thereby affecting the timing of when (or if) sales will be made. Management believes that its ability to generate sales during 1999 may be adversely impacted by, among other things, economic conditions in Korea.

     Management's plans for dealing with the foregoing matters include:

     o    Reducing  costs  incurred and cash  requirements,  including cash flow
          management   of   production   through   increased   use  of  contract
          manufacturers and relocating to a less expensive facility;

     o Decreasing the dependency on these Korean customers by aggressively seeking other customers;

     o Partnering with significant companies to jointly develop innovative products;

     o Completing, in March 1999, a private placement of 900,000 shares of common stock at $1.125 per share. The net proceeds to the Company, after commissions of approximately $71,000, were $942,000. The Company has committed to issue to certain NASD members 90,000 warrants, each exercisable at $1.25 per share through March 31, 2001. The warrants will contain certain antidilution provisions.

     o Funding operations in 1999 with the remaining cash that was received from the initial public offering, the deferral of payments of officers' salaries and the proceeds of the private placement.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE B - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1.  REVENUE RECOGNITION

         Revenue is recognized upon shipment of products to customers.

     2.  INVENTORIES

         Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 1998 and 1997, inventories consisted of the following:

                                       1998                 1997
                                     ---------            ---------

             Component parts         $  99,473            $  87,378
             Work-in-progress          459,212              237,244
                                     ---------            ---------

                                     $ 558,685            $ 324,622
                                     =========            =========

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

     4.  INCOME TAXES

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This statement requires, among other things, an asset and liability approach for financial accounting and reporting of deferred income taxes. In addition, the deferred tax liabilities and assets are required to be adjusted for the effect of any future changes in the tax law or rates. Deferred income taxes arise from

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE B (CONTINUED)

         temporary differences resulting in the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is provided if the Company is uncertain as to the realization of deferred tax assets.

     5. RISKS, UNCERTAINTIES AND CERTAIN CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCY

         The  Company's  future  results  of  operations  involve  a  number  of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence  on  key  personnel,  dependence  on  a  limited  number  of customers, ability to design new products and product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, credit and other risks associated with the Year 2000.

         Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. Net sales during 1998 and 1997 were primarily to Korean customers. The Korean marketplace has suffered significant currency fluctuations and economic turmoil which might affect the Company's future sales.

         During 1998, two customers accounted for 85% of net sales (52% and 33%) and 77 % of accounts receivable at December 31, 1998. Export sales in 1998, including sales through a sales agent for international markets, accounted for approximately 94 % of net sales and were primarily to Korea. Sales through the sales agent carry an extended (two years) warranty, for which management has provided an estimated cost to fulfill.

         During 1997, two customers accounted for 64% of net sales (48% and 16%) and 70% of accounts receivable at December 31, 1997. Export sales in 1997 accounted for approximately 80% of net sales and were primarily to the United Kingdom and Korea.

         In addition, the Company is dependent on a limited number of suppliers for key components used in the Company's products (primarily power transistors) and subcontracted manufacturing processes. Management believes that other suppliers could provide similar components and processes on comparable terms. A change in suppliers, however, could disrupt manufacturing.

         The carrying values of financial instruments potentially subject to valuation risk, consisting of cash and cash equivalents, accounts receivable, and stockholder's loan payable, approximate fair value, principally because of the short maturity of these items.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

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

     8.  CASH AND CASH EQUIVALENTS

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

    9.   ADVERTISING EXPENSES

         The  Company  expenses  advertising  costs  as  incurred.   Advertising
         expenses were approximately $33,000 and $105,000 for the years ended December 31, 1998 and 1997, respectively.

10.      RECLASSIFICATIONS

         Certain reclassifications were made to the 1997 amounts to conform to the current presentation.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

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

     The underwriter received an option to purchase up to 140,000 shares of common stock and 140,000 warrants under the same terms.


NOTE D - PRIVATE PLACEMENTS AND ISSUANCE OF NON-EMPLOYEE WARRANTS

     In March 1996, the Company issued, in a private placement, ten units at $50,000 per unit, resulting in proceeds of $480,000, which is net of expenses of $20,000. Each unit consists of 25,000 shares of common stock at $1.00 per share (par value $.0001 per share), 25,000 options each to purchase one share of common stock at $2.50 per share, exercisable until December 31, 1998, and an 8% promissory note in the principal amount of $25,000, which was repaid at the closing of the Company's initial public offering.

     In April 1996, the Company issued an additional twelve units at $50,000 per unit, resulting in proceeds of $600,000. Each unit consists of 25,000 shares of common stock at $1.00 per share (par value of $.0001 per share), 25,000 options each to purchase one share of common stock at $2.50 per share, exercisable until December 31, 1998, and an 8% promissory note in the principal amount of $25,000, which was paid at the closing of the Company's initial public offering.

     In September 1996, the Company issued, in a private placement, 8% promissory notes in the aggregate of $375,000, including 187,500 warrants to purchase common stock at $2.50 per share. The warrants are exercisable for a three-year period. All principal and interest were paid at the closing of the Company's initial public offering.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE D (CONTINUED)

     In December 1996, the Company issued, in two private placements, 8% promissory notes in the aggregate of $289,000, including 189,000 and 100,000 warrants to purchase common stock at $4.00 and $2.50 per share, respectively. The warrants are exercisable for a three-year period. All principal and interest were paid at the closing of the Company's initial public offering.

     The difference between the exercise prices and fair market values of the above private placement transactions in aggregate is $3,208,280 and was charged to operations over the term of the debt (to January 29, 1997). The total financing costs reflected in nonoperating expenses for the year ended December 31, 1997 is $324,540.

     In February and June 1997, the Company granted warrants to consultants whereby they have the option to purchase up to 75,000 shares of stock at $4.00 per share. The warrants are exercisable over the three-year period ending June 2000. For financial reporting purposes, the fair value of such warrants aggregates to $209,500 and is being charged to operations ratably over the period from issuance to June 30, 2000.

     During 1997, the Company revised 200,000 of the options and warrants issued in March 1996, September 1996 and December 1996. The exercise prices of these options and warrants were changed from $2.50, $2.50 and $4.00 to the lower of $2.50 or 20% below market price on exercise date. The expiration date of 25,000 of such options and warrants was extended until January 20, 2001. The exercise terms of these warrants were revised to include a cashless exercise option commencing October 1, 1998. During 1998, two holders of warrants invoked the cashless exercise option redeeming (1) 100,000 of the warrants originally issued in December 1996 and (2) 50,000 of the warrants originally issued in February 1997, in exchange for an aggregate of 30,000 shares of the Company's common stock. A charge to operations of $30,000 was recorded to reflect the market discount.

     On December 31, 1998, 525,000 of the warrants issued in March 1996 and April 1996 expired. At December 31, 1998, the following warrants remain outstanding: (1) 212,500 exercisable at the lower of $2.50 or 20% below market price on exercise date through until January 20, 2001 and (2) 214,000 exercisable at $4.00 through until January 20, 2001.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE E - STOCK PLANS

     An incentive option and stock appreciation rights ("SARs") plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. In May 1996, 267,000 options were granted to approximately forty employees of the Company exercisable at $4.00 per share (estimated fair market value). In June 1996, 1,000,000 options were granted to the principal shareholder exercisable at $4.00 per share (estimated fair market value).

     In December 1995, the Company granted warrants to the officers whereby they have the option to purchase up to 350,000 shares of stock at $2.50 per share. The warrants are exercisable one-third after June 30, 1996, two-thirds after June 30, 1997 and 100% on June 30, 1998. For financial reporting purposes, the difference between the $2.50 per share and $4.00 (the estimated fair market value per share) aggregates to $525,000 and is being charged to operations ratably over the period from July 1, 1996 to June 30, 1998. In January 1999, the expiration date of these warrants was extended to 2001 and the exercise price was reduced to $1.25 per share. A charge to operations will be reflected in the first quarter of 1999 representing the difference in the value of the warrants.

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net loss and loss per share as if the Company had accounted for its employee stock options granted subsequent to December 31, 1994, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                            1998                 1997
                                         ----------           ----------

      Net loss                           $2,352,555           $3,208,670

      Loss per share                     $      .52           $      .73

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE E (CONTINUED)

     The weighted-average fair value of the individual options granted during 1996 is estimated at $1.07 on the date of grant. There were no options granted, exercised or forfeited in 1998. The fair values were determined using a Black-Scholes option-pricing model.

     Stock options, including warrants issued to officers, activity during 1997 and 1998 is summarized below:

                                            Shares of       weighted-
                                           common stock      average
                                           attributable   exercise price
                                            to options      of options
                                            ----------      ----------
Unexercised at January 1, 1997               1,647,000      $     3.63

Forfeited                                      (64,000)           2.59
                                            ----------      ----------

Unexercised at December 31, 1997 and 1998    1,583,000      $     3.67
                                            ==========      ==========

     The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 1998:

                           Options outstanding             Options exercisable
                  ------------------------------------   ----------------------
                                Weighted-
                    Number       average     Weighted-     Number     Weighted-
                  outstanding   remaining     average    exercisable   average
      Range of    at period-    contractual  exercise    at period -  exercise
  exercise prices     end          life        price         end        price
  ---------------  ---------       ----        -----      ---------     ------

  $2.50 to $4.00   1,583,000       1.67        $3.67      1,583,000     $ 3.67

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE F - INCOME TAXES

     Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 1998, the net
     operating  loss  carryforwards  are  approximately   $6,300,000.   The  net
     operating loss carryforwards expire at various dates through 2013, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance has been provided.

     Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50 percentage point change in ownership occurs. Accordingly, the actual utilization of the net operating loss carryforwards and other deferred tax assets for tax purposes may be limited annually under Code
     Section 382 to a percentage (about 5%) of the fair market value of the Company at the time of any such ownership change.

     The Company's tax provision is principally due to the impact of state income and minimum taxes.

NOTE G - CAPITAL LEASE OBLIGATIONS

     The Company has capital leases (at interest rates ranging from 8.5% to 14.2%) for certain equipment for use in its manufacturing and research, engineering and development activities.

     Future minimum lease payments on these leases are as follows:

Year ending December 31,
      1999                                $  76,200
      2000                                   19,000
      2001                                   12,700
      2002                                   10,200
                                          ---------

                                            118,100

  Less amount representing interest         (10,856)
                                          ---------

Present value of minimum lease payments   $ 107,244
                                          =========

Short-term portion                        $  70,311
Long-term portion                            36,933
                                          ---------

                                          $ 107,244
                                          =========

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE G (CONTINUED)

     The cost of assets under capital leases was approximately $159,000 and $197,000 at December 31, 1998 and 1997, respectively, and is included in property and equipment. Accumulated amortization at December 31, 1998 and 1997 was approximately $61,000 and $20,000, respectively.


NOTE H - COMMITMENTS

     1.  OPERATING LEASES

         The Company leases office and manufacturing space and various equipment under operating leases expiring through 2000.

         During March 1996, the Company entered into a lease agreement for approximately 21,000 square feet of office and manufacturing space. The lease term commenced April 1, 1996 and is for a three-year period ending March 31, 1999. The annual rental is $168,000 plus the Company's share of real estate taxes, utilities and other occupancy costs. The Company has the option to renew the lease for another three-year term. The Company is currently operating under a month-to-month lease. However, the Company is currently exploring other locations.

         Future minimum lease payments on noncancellable operating leases are as follows:

                      Year ending December 31,
                          1999                       $44,600
                          2000                           600
                                                     -------

                                                     $45,200
                                                     =======

         Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $217,500 and $209,500 for the years ended December 31, 1998 and 1997, respectively.

     2.  BANK LINE OF CREDIT

         During May 1995, the Company obtained a bank line of credit of $250,000 to meet short-term liquidity requirements. Borrowings under the line were paid in January 1997 from the proceeds of the public offering.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997

NOTE H (CONTINUED)

     3.  EMPLOYMENT AGREEMENTS

         Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

         The Chairman, Vice President of Sales and Marketing and the Secretary have agreed to defer approximately $140,000 of compensation at December 31, 1997. During 1998, these individuals deferred an additional $126,000. In June 1998, the Chairman converted $50,000 of such deferral into 40,000 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. Effective September 30, 1998, the Chairman, Vice President of Sales and Marketing and the Secretary converted an aggregate of $195,000 of such deferrals into 173,333 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. At December 31, 1998, these officers were owed approximately $27,100. Although they have not expressed an intention to require payment from the Company before January 1, 2000, no formal agreements have been reached.

         In December 1995, the Company entered into employment agreements with its Vice-President of Corporate Communications and Investor Relations and its Vice-President of Strategic Alliances. Under the terms of each agreement, the officers will be paid $60,000 per year (paid monthly) each for thirty-six months beginning in January 1996. At the end of 1998, these officers resigned. At December 31, 1998 the Company had accrued expenses aggregating $120,000 for these individuals. In January 1999, these individuals converted an aggregate of $60,000 of such amounts due into 48,000 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time.


NOTE I - LOSS PER SHARE

     In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement are effective for interim and annual periods ending after December 15, 1997. All prior years were restated in accordance with SFAS No. 128.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997


NOTE I (CONTINUED)

     Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are anti-dilutive.


NOTE J - STOCKHOLDER LOAN

     During 1994, 1995 and 1996, the Company's president and principal shareholder advanced funds to the Company for operating needs. Amounts so advanced were without interest and in 1997 $339,694 was repaid from proceeds of the initial public offering.

     Effective  March 31, 1996,  $125,716 of stockholder  loans was forgiven and
     contributed   to  capital.   During  1998  and  1997,  the  Company  repaid
     approximately $98,000 and $339,000, respectively.


NOTE K - LITIGATION

     The Company is a defendant to a complaint filed in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997, alleging breach of contract and alleged damages in the amount of approximately $4,323,000, plus interest, costs and attorneys' fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of approximately $463,000, plus interest, costs and attorneys' fees. Management believes that the allegations in the complaint are without merit. The case is currently in discovery. A motion for summary judgment was denied in February 1999.

     From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

                                 Amplidyne, Inc.

                           December 31, 1998 and 1997


NOTE L - 401(k) PLAN

     During 1996, the Company established a defined contribution plan, the "Amplidyne, Inc. 401(k) Plan," effective June 1, 1996. No contributions are made by the Company. All employees with greater than six months' service with the Company are eligible to join the plan. The plan is administered by American Funds Service Company.


NOTE M - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

  In the fourth quarter of 1998, the Company recorded the following:

     Stock compensation cost                              $156,000
     Compensation expense                                   25,000
     Write-off of obsolete inventory/warranty provision     45,000
     Reduction to sales                                    117,800
     Increase to bad debt expense                           45,000

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   AMPLIDYNE, INC.


                                   By:
                                        ---------------------------------------
                                        Name:   Devendar S. Bains
                                        Title:  Chief Executive Officer,
                                                President, Treasurer, Principal
                                                Accounting Officer and
                                                Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                          Title                            Date
---------                          -----                            ----

/s/ DEVENDAR S. BAINS
----------------------     Chief Executive Officer,            April 15, 1999
    Devendar S. Bains      President, Treasurer,
                           Principal Accounting Officer
                           and Director
/s/ TARLOCHAN BAINS
----------------------     Vice President and Director         April 15, 1999
    Tarlochan Bains

/s/ NIRMAL BAINS
----------------------     Secretary                           April 15, 1999
    Nirmal Bains

/s/ CHARLES J. RITCHIE
----------------------     Director                            April 15, 1999
    Charles J. Ritchie

/s/ MANISH V. DETROJA
----------------------     Director                            April 15, 1999
    Manish V. Detroja