Form 10QSB
period 1999-03-31
AMPLIDYNE INC
filed 1999-05-20
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.


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

                              Yes [X]    No[ ]


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 14, 1999 was 5,737,695.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 1999


                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1            FINANCIAL STATEMENTS (Unaudited):

                  Balance Sheets............................................ 1-2

                  Statements of Operations..................................   3

                  Statement of Cash Flows...................................   4

                  Statement of Changes in Stockholder's Equity..............   5

                  Notes to Financial Statements............................. 6-7

Item 2            Management's Discussion and Analysis of Financial
                   Condition and Results of Operations...................... 8-9

PART II - OTHER INFORMATION

Item 2.  Change in Securities...............................................  10

Signatures..................................................................  11

Exhibit 27- Financial Data Schedule.........................................  12

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                      December 31,  March 31,
                                                         1998 *       1999
                                                      ----------   ----------
                                                                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                           $  427,510   $1,116,320
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000                     440,516      396,589
  Inventories                                            558,685      781,193
  Prepaid expenses and other current assets               14,206       11,125
                                                      ----------   ----------

    Total current assets                               1,440,917    2,305,227

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                540,116      540,116
  Furniture and fixtures                                  43,750       43,750
  Autos and trucks                                        61,183       61,183
  Leasehold improvements                                   4,162        4,162
                                                      ----------   ----------
                                                         649,211      649,211
    Less: Accumulated depreciation and amortization      342,052      370,667
                                                      ----------   ----------
      Net depreciated cost                               307,159      278,544

OTHER ASSETS                                              35,000       55,949
                                                      ----------   ----------

TOTAL ASSETS                                          $1,783,076   $2,639,720
                                                      ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1998


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------


                                                   December 31,      March 31,
                                                       1998 *          1999
                                                   ------------    ------------
                                                                    (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations          $     70,311          62,933
  Accounts payable                                      220,991         430,750
  Accrued expenses                                      255,439         115,595
  Deferred compensation                                  27,100              --
  Stockholders' loan                                      5,051              --
                                                   ------------    ------------

    Total current liabilities                           578,892         609,278

LONG-TERM LIABILITIES
  Lease obligations                                      36,933          27,964

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of no stated value; no shares issued and
    outstanding
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 4,703,333 shares and
    5,675,195 shares issued and outstanding at
    December 31, 1998 and March 31, 1999,
    respectively                                            470             568
  Additional paid-in-capital                         12,735,817      13,870,856
  Accumulated deficit                               (11,569,036)    (11,868,946)
                                                   ------------    ------------

    Total stockholders' equity                        1,167,251       2,002,478
                                                   ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                             $  1,783,076    $  2,639,720
                                                   ============    ============


       * Derived from Company's audited Balance Sheet at December 31, 1998


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three          Three
                                              Months         Months
                                              Ended          Ended
                                             March 31,      March 31,
                                               1998           1999
                                           -----------    -----------

Net sales                                  $   321,797    $   655,170
Cost of goods sold                             371,304        534,505
                                           -----------    -----------

   Gross profit (loss)                         (49,507)       120,665

Operating expenses
  Selling, general, and administrative         274,075        342,397
  Research, engineering, and development       122,161        131,710
                                           -----------    -----------

    Operating loss                            (445,743)      (353,442)

Other non operating income and expenses
  Interest income                               25,166          5,976
  Interest expense                               5,323         12,444
  Other Income                                      --         60,000
                                           -----------    -----------

    Loss before income taxes                  (425,900)      (299,910)

Provision for income taxes                         200             --
                                           -----------    -----------

    NET LOSS                               $  (426,100)   $  (299,910)
                                           ===========    ===========


Net loss per share - basic and diluted     $      (.10)   $      (.05)
                                           ===========    ===========

Weighted average number of shares
  outstanding                                4,367,320      5,456,994
                                           ===========    ===========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                                                    Three Months   Three Months
                                                        Ended          Ended
                                                      March 31,       March 31,
                                                        1998           1999
                                                     -----------    -----------

Cash flows from operating activities:
  Net Loss                                           $  (426,100)   $  (299,910)
                                                     -----------    -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                       25,575         28,615
      Changes in assets and liabilities
        Accounts receivable                              436,652         43,927
        Inventories                                       36,248       (222,508)
        Prepaid expenses and other current assets         (3,881)         3,081
        Accounts payable and accrued Expenses            (91,499)        42,815
                                                     -----------    -----------
    Total adjustments                                    403,095       (104,070)
                                                     -----------    -----------
      Net cash used for operating activities             (23,005)      (403,980)
                                                     -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                    --             --
                                                     -----------    -----------
     Net cash used for investing activities                   --             --
                                                     -----------    -----------

Cash flows from financing activities:
  Lease obligations                                      (39,718)       (16,347)
  Proceeds from (repayments of) stockholders' loans      (10,000)       (26,000)
  Prepaid registration costs                                  --             --
  Stock issuance                                              --      1,135,137
                                                     -----------    -----------
    Net cash provided by financing activities            (49,718)     1,092,790
                                                     -----------    -----------

      NET INCREASE (DECREASE) IN CASH                    (72,723)       688,810

Cash at beginning of year                              2,039,012        427,510
                                                     -----------    -----------
Cash and cash equivalents at end of year             $ 1,966,289    $ 1,116,320
                                                     ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                           $     5,877    $    12,444
                  Income taxes                                --             --


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 1999
                                   (UNAUDITED)


                                        Common Stock
                                    --------------------      Additional     Accumulated
                                    Shares     Par Value    Paid-in-capital   (Deficit)        Total
                                    ------     ---------    ---------------   ---------     ------------


Balance at December 31, 1998      4,703,333   $        470   $ 12,735,817   $(11,569,036)   $  1,167,251

Issuance of Common Stock            971,862             98      1,135,039      1,135,137

Net Loss                                                                        (299,910)       (299,910)
                               ------------   ------------   ------------   ------------    ------------

Balance at March 31, 1999         5,675,195   $        568   $ 13,870,856   $(11,868,946)   $  2,002,478
                               ============   ============   ============   ============    ============


                The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three-month periods ended March 31, 1998 and March 31, 1999
(b) the financial position at December 31, 1998 and March 31, 1999 (c) the statements of cash flows for the three-month periods ended March 31, 1998 and March 31, 1999, and (d) the changes in stockholders' equity for the three-month period ended March 31, 1999, have been made. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1998, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 1999.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 1999

NOTE C - PUBLIC OFFERING (CONTINUED)
In March of 1999, 900,000 shares were issued through a private placement. The Company received net proceeds of $915,746. The proceeds are net of legal fees, underwriting fees and other expenses of the offering totalling $88,375. An additional 71,862 shares were issued during the first quarter in exchange for deferred officer's salaries, commissions, and consulting fees totalling $122,637.

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

NOTE E - LITIGATION
The Company is a defendant to a complaint filed in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997, alleging breach of contract and alleged damages in the amount of approximately $4,323,000, plus interest, costs and attorney's fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserts damages in the amount of approximately $463,000, plus interest, costs and attorney's fees. Management believes that the allegations in the complaint are without merit. A motion for summary judgement was denied in February 1999.

From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that would have a material effect on the Company's results of operations or financial condition.

NOTE F - SUBSEQUENT EVENT
In April 1999, the Company issued 62,500 shares of common stock in connection with the exercise of outstanding warrants generating net proceeds of $93,121.

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

             The following table sets forth certain operating data:

                                 Total Net Sales
                          Three Months ended March 31,
                                1998         1999
                             ---------    ---------
Net sales                    $ 321,797    $ 655,170
Cost of goods sold             371,304      534,505
                             ---------    ---------
  Gross profit (Loss)          (49,507)     120,665
                             ---------    ---------
Selling, general, and
  administrative               274,075      342,397
Research, engineering,
  and development              122,161      131,710
                             ---------    ---------
  Total operating expenses     396,236      474,107
Interest income                 25,166        5,976
Other expenses                   5,323       12,444
Other income                        --       60,000
                             ---------    ---------
  Loss before income taxes    (425,900)    (299,910)
Provision for income taxes         200           --
                             ---------    ---------
  NET LOSS                   $(426,100)   $(299,910)
                             =========    =========

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

Net sales for the three month period ended March 31, 1999 were $655,170, while sales for the three months ended March 31, 1998 were $321,797. Sales have stabilized due to continuing orders from customers and less orders requiring large amounts of research and development time.

Gross profit for the three months ended March 31, 1999 amounted to $120,665 (18.4% of sales), compared to $49,507 (-15.4% of sales) for the corresponding three months of 1998. This increase in gross margin is principally attributable to improved productivity, and prudent purchasing of raw materials.

Selling, general, and administrative expenses (SG&A) were $342,397 (52.3% of sales) in the first quarter of 1999, compared to $274,075 (85.2% of sales) for the first quarter of 1998. The increase is due to costs incurred for the additional funds raised in the first quarter. The actual SG&A decreased to approximately $242,000 for the first quarter. The decrease is due to continuing efforts to reduce overhead costs, primarily salaries and office expenses.

Research, engineering, and development costs increased in the first quarter of 1999 by $9,549 compared with the corresponding period of 1998. This increase is due to a increased level of staff performing research and development activities, primarily due to work being performed on new products such as the NMT-450 multi carrier amplifiers.

Interest expense increased in the first quarter of 1999 compared to the corresponding period of 1998. The increase is due to additional lease payments.

Interest income decreased in the first quarter by $19,190 due to the decrease of cash in the company's money market fund.

As a result of the foregoing and the forgiveness of consulting fees in the amount of $60,000 during the first quarter of 1999, the Company incurred net losses of (299,910) or (.05) per share for the first months ended March 31, 1999 compared to net losses of (426,100) or (.10) per share for the same period in 1998.

Liquidity and Capital Resources

At March 31, 1999, the Company had cash and cash equivalents of $1,116,320. The Company had accrued expenses of $115,595, consisting of payroll, commissions, and general and administrative expenses.

The Company believes that the net proceeds of the Company's private placement and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION
                          ITEM 2. CHANGE IN SECURITIES

On March 31, 1999, the Company issued 900,000 shares of common stock to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold such shares at $1.125, received gross proceeds of $1,012,500 and paid a 7% commission (for a total of $70,875) to the placement agent.

On March 31, 1999,  the Company  issued 7,893 shares of common stock to Devendar
S. Bains (4,025), Tarlochan Bains (2,526) and Nirmal Bains (1,342). The shares were issued in exchange of accrued salaries owed to such persons at December 31, 1998 ($10,565.67, $6,629.44 and $3,521.89, respectively) and were converted at a price of $2.625, the market price at such date. The sales were made in reliance on Section 4(2) of the Act. No underwriting discounts or commissions were paid.

On March 31, 1999,  the Company issued 15,969 shares of common stock to Devendar
S. Bains (5,465), Tarlochan Bains (9,704) and Nirmal Bains (800). The shares were issued in exchange of accrued salaries/commissions owed to such persons at March 31, 1999 ($14,346.16, $25,473.84 and $2,100.00, respectively) and were converted at a price of $2.625, the market price at such date. The sales were made in reliance on Section 4(2) of the Act. No underwriting discounts or commissions were paid.

In January 1999, the Company issued 48,000 shares of common stock to two former officers of the Company. The shares were issued in exchange for accrued fees owed to them in the amount of $60,000, and was converted at $1.25, the market price at such date. The sales were made in reliance on Section 4(2) of the Act. No underwriting discounts or commissions were paid.

                                     RIDER X

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                            AMPLIDYNE, INC.


Dated:  May 19, 1999                        By: /s/ DEVENDAR S. BAINS
                                               ---------------------------------
                                            Name:   Devendar S. Bains
                                            Title:  Chief Executive Officer,
                                                    President, Treasurer,
                                                    Principal Accounting
                                                    Officer and Director