Form 10QSB
period 1999-06-30
AMPLIDYNE INC
filed 1999-08-16
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999


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

                               59 LaGrange Street
                            Raritan, New Jersey 08869
                           --------------------------
                    (Address of principal executive offices)

                                 (908) 253-6870
                                 --------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No[ ]

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 31, 1999 was 5,770,007.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 1999



                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1         FINANCIAL STATEMENTS (Unaudited):

               Balance Sheets................................................1-2

               Statements of Operations........................................3

               Statement of Cash Flows.........................................4

               Statement of Changes in Stockholder's Equity....................5

               Notes to Financial Statements.................................6-8

Item 2         Management's Discussion and Analysis of Financial
                 Condition and Results of Operations........................9-10

PART II - OTHER INFORMATION

Item 2.  Change in Securities.................................................11

Signatures....................................................................12

Exhibit 27- Financial Data Schedule...........................................13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                        December 31,   June 30,
                                                           1998 *        1999
                                                        ----------   ----------
                                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $  427,510   $  885,717
  Accounts receivable, net of allowance
    for doubtful accounts of $86,000                       440,516      514,790
  Inventories                                              558,685      801,268
  Prepaid expenses and other current assets                 14,206        8,044
                                                        ----------   ----------

    Total current assets                                 1,440,917    2,209,819
                                                        ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                  540,116      549,826
  Furniture and fixtures                                    43,750       43,750
  Autos and trucks                                          61,183       61,183
  Leasehold improvements                                     4,162        4,162
                                                        ----------   ----------
                                                           649,211      658,921
    Less: Accumulated depreciation and amortization        342,052      400,099
                                                        ----------   ----------
      Net depreciated cost                                 307,159      258,822
                                                        ----------   ----------

OTHER ASSETS                                                35,000       67,949
                                                        ----------   ----------

TOTAL ASSETS                                            $1,783,076   $2,536,590
                                                        ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1998


    The accompanying notes are an integral part of these financial statements

                                               AMPLIDYNE, INC.
                                                BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                                 December 31,      June 30,
                                                                                    1998 *           1999
                                                                                 ------------    ------------
                                                                                                  (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                                        $     70,311    $     15,533
  Accounts payable                                                                    220,991         204,019
  Accrued expenses                                                                    255,439         123,522
  Deferred compensation                                                                27,100              --
  Stockholders' loan                                                                    5,051              --
                                                                                 ------------    ------------

    Total current liabilities                                                         578,892         343,074

LONG-TERM LIABILITIES
  Lease obligations                                                                    36,933          26,434
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                     615,825         369,508
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares of $.0001 par value; 0 shares and 50,000 shares
    outstanding at December 31, 1998 and June 30, 1999                                     --               5
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 4,703,333 shares and 5,770,007 shares issued and outstanding at December 31, 1998 and June 30, 1999,
    respectively                                                                          470             577
  Additional paid-in-capital                                                       12,735,817      14,520,825
  Accumulated deficit                                                             (11,569,036)    (12,354,325)
                                                                                 ------------    ------------

    Total stockholders' equity                                                      1,167,251       2,167,082
                                                                                 ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                           $  1,783,076    $  2,536,590
                                                                                 ============    ============

 * Derived from Company's audited Balance Sheet at December 31, 1998

                  The accompanying notes are an integral part of these financial statements

                                                AMPLIDYNE, INC.
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                      Three          Three          Six            Six
                                                      Months         Months         Months         Months
                                                      Ended          Ended          Ended          Ended
                                                      June 30,       June 30,       June 30,       June 30,
                                                      1998           1999           1998           1999
                                                      -----------    -----------    -----------    -----------
Net Sales                                             $   502,714    $   422,912    $   824,511    $ 1,078,082
Cost of goods sold                                        375,670        425,804        746,974        960,309
                                                      -----------    -----------    -----------    -----------

  Gross profit (loss)                                     127,044         (2,892)        77,537        117,773

Operating expenses
 Selling, general & admin                                 261,255        349,131        535,330        691,528
 Research, eng. & devel.                                  142,004        135,702        264,165        267,412
                                                      -----------    -----------    -----------    -----------

  Operating loss                                         (276,215)      (487,725)      (721,958)      (841,167)

Other nonoperating income
and expenses
 Interest income                                           23,243          5,547         48,409         11,523
 Interest expense                                           4,462          1,201          9,785         13,645
 Other Income                                                  --             --             --         60,000
                                                      -----------    -----------    -----------    -----------

  Loss before income taxes                               (257,434)      (483,379)      (683,334)      (783,289)

Provision for income taxes                                    475          2,000            675          2,000

  NET LOSS                                            $  (257,909)   $  (485,379)   $  (684,009)   $  (785,289)
                                                      ===========    ===========    ===========    ===========

Net loss per share - basic
and diluted                                                  (.06)          (.08)          (.16)          (.15)
                                                      ===========    ===========    ===========    ===========

Weighted average number
of shares outstanding                                   4,407,370      5,734,625      4,407,370      5,221,547
                                                      ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these financial statements

                                                      -3-

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                    Six Months      Six Months
                                                      Ended           Ended
                                                   June 30, 1998  June 30, 1999
                                                    -----------    -----------
Cash flows from operating activities:
  Net Loss                                          $  (684,009)   $  (785,289)
                                                    -----------    -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                      51,152         58,047
      Changes in assets and liabilities
        Accounts receivable                             279,472        (74,274)
        Inventories                                      26,119       (242,583)
        Prepaid expenses and other current assets        (4,394)         6,162
        Accounts payable and accrued expenses           (50,868)      (175,989)
                                                    -----------    -----------
    Total adjustments                                   301,481       (428,637)
                                                    -----------    -----------
      Net cash used for operating activities           (382,528)    (1,213,926)
                                                    -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                   --         (9,709)
                                                    -----------    -----------
     Net cash used for investing activities                  --         (9,709)
                                                    -----------    -----------

Cash flows from financing activities:
  Lease obligations                                     (69,423)       (65,278)
  Proceeds from (repayments of) stockholders' loans     (25,000)       (38,000)
  Stock issuance                                         50,000      1,785,120
                                                    -----------    -----------
    Net cash provided/used for financing activities     (44,423)     1,681,842
                                                    -----------    -----------

      NET INCREASE (DECREASE) IN CASH                  (426,951)       458,207

Cash at beginning of year                             2,039,012        427,510
                                                    -----------    -----------
Cash and cash equivalents at end of period          $1,612, 061    $   885,717
                                                    ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                          $    10,339    $    13,645
                  Income taxes                              475             --


    The accompanying notes are an integral part of these financial statements

                                                          AMPLIDYNE, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                     FOR THE SIX MONTHS ENDED
                                                           JUNE 30, 1999
                                                            (UNAUDITED)

                                 PREFERRED STOCK                 COMMON STOCK
                           ---------------------------   ---------------------------    ADDITIONAL   ACCUMULATED
                              SHARES        PAR VALUE       SHARES        PAR VALUE   PAID-IN-CAPITAL  (DEFICIT)          TOTAL
                           ------------   ------------   ------------   ------------  --------------- ------------    ------------
Balance at
 December 31, 1998                                          4,703,333   $        470   $ 12,735,817   $(11,569,036)    $ 1,167,251

Issuance of Preferred Stock      50,000              5                                      499,995                        500,000

Issuance of Common Stock
                                                            1,066,674            107      1,285,013                      1,285,120

Net Loss                                                                                                  (785,289)       (785,289)
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance at June 30, 1999         50,000   $          5      5,770,007   $        577   $ 14,520,825   $(12,354,325)   $  2,167,082
                           ============   ============   ============   ============   ============   ============    ============

                             The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six-month periods ended June 30, 1998 and June 30, 1999 (b) the financial position at December 31, 1998 and June 30, 1999 (c) the statements of cash flows for the six-month periods ended June 30, 1998 and June 30, 1999, and (d) the changes in stockholders' equity for the six-month period ended June 30, 1999, have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

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

In June of 1999, 50,000 shares of Series A Preferred Stock, $.0001 par value, were issued through a private placement (at $10.00 per share). The Company received net proceeds of $465,000, net of consulting fees. The Preferred Stock:
(I) are entitled to dividends at the annual rate of 6%, payable semi-annually, in cash or in shares of Common Stock; (ii) has a liquidation preference of $10.00 per share, (iii) is convertible into shares of Common Stock at the lesser of (A) 110% of the average closing sales price of the Common Stock on the five trading days prior to issuance or (B) 85% of the average closing sales price of the Common Stock for the five trading days prior to conversion, in each case not less than $1.25 per share; (iv) is non-voting, (v) is subject to redemption; and
(vi) shall automatically convert into Common Stock on June 30, 2002 (if not previously converted).

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

NOTE F - SUBSEQUENT EVENT
In July 1999 the Company moved it's operations to a smaller facility of 11,400 square feet in Raritan, New Jersey under a five year lease expiring July 14, 2004 with a monthly rent of $5,937 plus real estate taxes.

                         PART 1 - FINANCIAL INFORMATION

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    RESULTS OF OPERATIONS

                  The following table sets forth certain operating data:

                                              Total Net Sales
                                        Six Months ended June 30,
                                        1998                 1999
                                     -----------         -----------
    Net sales                        $   824,511         $ 1,078,082
    Cost of goods sold                   746,974             960,309
                                     -----------         -----------
      Gross profit (Loss)                 77,537             117,773
                                     -----------         -----------
    Selling, general, and
      administrative                     535,330             691,528
    Research, engineering,
      and development                    264,165             267,412
                                     -----------         -----------
      Total operating expenses           799,495             958,940
                                     -----------         -----------
    Interest income                       48,409              11,523
    Other expenses                         9,785              13,645
    Other income                              --              60,000
                                     -----------         -----------
      Loss before income taxes          (683,334)           (783,289)
    Provision for income taxes               675               2,000
                                     -----------         -----------
      NET LOSS                       $  (684,009)        $  (785,289)
                                     ===========         ===========

        RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998

Net sales for the six month period ended June 30, 1999 were $1,078,082, while sales for the six months ended June 30, 1998 were $824,511. Sales increased in the first half of 1999 compared with the first half of 1998, due to continuing orders from customers and less orders requiring large amounts of research and development time, primarily in the the first quarter. In the second quarter, the Company shipped its NMT-450 Multicarrier products to a key North American customer. However, sales to S. Korean customers slowed down due to specification upgrades.

Gross profit for the six months ended June 30, 1999 amounted to $117,773 (10.92% of sales), compared to $77,537 (9.4% of sales) for the corresponding six months of 1998. This increase in gross margin is principally attributable to lower lease expenses on equipment used to manufacture products and reduced material costs. The company expects to continue to reduce overhead expenses during the third quarter of 1999.

Selling, general, and administrative expenses were $691,528 (64% of sales) in the first six months of 1999, compared to $535,330 (65% of sales) for the first six months of 1998. The actual expenses (rather than the percentage of sales) were higher in 1999, due to an increase in stock and professional fees relating to the Company's private placements.

Research, engineering, and development costs remained relatively unchanged for the six months ended June 30, 1999 compared with the corresponding period of 1998. This trend should continue as reoccurring orders are received from customers utilizing the existing technology.

Interest income was lower in the second half of 1999 compared to the corresponding period of 1998. The decrease is due to lower amounts of cash in the Company's money market account.

As a result of the foregoing, the Company incurred net losses of ($785,289) or (.15) per share for the six months ended June 30, 1999 compared to net losses of ($684,009) or (.16) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 1999, the Company had cash and cash equivalents of $885,717 principally due to the injection of private placement funds in the first half of 1999. The Company had accrued expenses of $123,522, consisting for payroll and commissions..

The Company believes that the net proceeds of the Company's private placements and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

Item 2. Change in Securities

On June 30, 1999, the Company issued 50,000 shares of Series A Preferred Stock to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold such shares at 10.00 per share, received gross proceeds of $500,000 and paid consulting fees of $35,000, resulting in net proceeds of $465,000.

On June 30, 1999, the Company issued 32,312 shares of common stock to Devendar
S. Bains (15,398), Tarlochan Bains (12,815) and Nirmal Bains (4,099). The shares were issued in exchange of accrued salaries owed to such persons at June 30, 1999 ($27,424, $22,872, and $7,300, respectively) and were converted at a price of $1.781, the market price at such date. The sales were made in reliance on
Section 4(2) of the Act. No underwriting discounts or commissions were paid.

In April 1999, the Company issued 62,500 shares of Common Stock in connection with the exercise of outstanding warrants generating gross proceeds of $93,121. The Company issued such shares in reliance on Section 4(2) of the Act. No underwriting discounts or commissions were paid.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorised.


                                             AMPLIDYNE, INC.


Dated:  August 13, 1999                      By:  /s/ DEVENDAR S. BAINS
                                                  ----------------------------
                                             Name:    Devendar S. Bains
                                             Title:   Chief Executive Officer,
                                                      President, Treasurer,
                                                      Principal Accounting
                                                      Officer and Director