Form 10QSB/A
period 1999-06-30
AMPLIDYNE INC
filed 1999-11-19
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB/A
                                (Amendment No. 1)



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

PART II - OTHER INFORMATION

Item 2.  Change in Securities.................................................11

Signatures....................................................................12

Exhibit 27- Financial Data Schedule...........................................13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                                       RESTATED
                                                        December 31,   June 30,
                                                           1998 *        1999
                                                        ----------   ----------
                                                                     (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $  427,510   $  885,717
  Accounts receivable, net of allowance
    for doubtful accounts of $181,000
    at June 30, 1999 and $86,000 at
    December 31, 1998                                      440,516      329,790
  Inventories                                              558,685      786,268
  Prepaid expense and other                                 14,206        8,044
                                                        ----------   ----------

    Total current assets                                 1,440,917    2,009,819
                                                        ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                  540,116      549,826
  Furniture and fixtures                                    43,750       43,750
  Autos and trucks                                          61,183       61,183
  Leasehold improvements                                     4,162        4,162
                                                        ----------   ----------
                                                           649,211      658,921
    Less: Accumulated depreciation and amortization        342,052      400,099
                                                        ----------   ----------
      Net depreciated cost                                 307,159      258,822
                                                        ----------   ----------

Long term accounts receivable, net of allowance
  for doubtful accounts of $30,000                              --       60,000

OTHER ASSETS                                                35,000       67,949
                                                        ----------   ----------

TOTAL ASSETS                                            $1,783,076   $2,396,590
                                                        ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1998


    The accompanying notes are an integral part of these financial statements

                                               AMPLIDYNE, INC.
                                                BALANCE SHEETS

                                     LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                   RESTATED
                                                                                 December 31,      June 30,
                                                                                    1998 *           1999
                                                                                 ------------    ------------
                                                                                                  (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                                        $     70,311    $     15,533
  Accounts payable                                                                    220,991         204,019
  Accrued expenses                                                                    255,439         143,522
  Deferred compensation                                                                27,100              --
  Stockholders' loan                                                                    5,051              --
                                                                                 ------------    ------------

    Total current liabilities                                                         578,892         363,074

LONG-TERM LIABILITIES
  Long term lease obligation, less current maturities                                  36,933          26,440
                                                                                 ------------    ------------

TOTAL LIABILITIES                                                                     615,825         389,514
                                                                                 ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares of $.0001 par value; 0 shares and 50,000 shares
    outstanding at December 31, 1998 and June 30, 1999, respectively                       --               5
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 4,703,333 shares and 5,770,007 shares issued and outstanding at December 31, 1998 and June 30, 1999,
    respectively                                                                          470             577
  Additional paid-in-capital                                                       12,735,817      14,401,571
  Accumulated deficit                                                             (11,569,036)    (12,395,077)
                                                                                 ------------    ------------

    Total stockholders' equity                                                      1,167,251       2,007,076
                                                                                 ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                                           $  1,783,076    $  2,396,590
                                                                                 ============    ============
 * Derived from Company's audited Balance Sheet at December 31, 1998

                  The accompanying notes are an integral part of these financial statements

                                                AMPLIDYNE, INC.
                                           STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                     RESTATED                      RESTATED
                                                      Three          Three          Six            Six
                                                      Months         Months         Months         Months
                                                      Ended          Ended          Ended          Ended
                                                      June 30,       June 30,       June 30,       June 30,
                                                      1998           1999           1998           1999
                                                      -----------    -----------    -----------    -----------
Net Sales                                             $   502,714    $   422,912    $   824,511    $ 1,078,082
Cost of goods sold                                        375,670        440,804        746,974        975,309
                                                      -----------    -----------    -----------    -----------

  Gross profit (loss)                                     127,044        (17,892)        77,537        102,773

Operating expenses
 Selling, general & admin                                 261,255        374,883        535,330        717,280
 Research, eng. & devel.                                  142,004        135,702        264,165        267,412
                                                      -----------    -----------    -----------    -----------

  Operating loss                                         (276,215)      (528,477)      (721,958)      (881,919)

Other nonoperating income
and expenses
 Interest income                                           23,243          5,547         48,409         11,523
 Interest expense                                           4,462          1,201          9,785         13,645
 Other Income                                                  --             --             --         60,000
                                                      -----------    -----------    -----------    -----------

  Loss before income taxes                               (257,434)      (524,131)      (683,334)      (824,041)

Provision for income taxes                                    475          2,000            675          2,000

  NET LOSS                                            $  (257,909)   $  (526,131)   $  (684,009)   $  (826,041)
                                                      ===========    ===========    ===========    ===========

Net loss per share - basic
and diluted                                                  (.06)          (.09)          (.16)          (.16)
                                                      ===========    ===========    ===========    ===========

Weighted average number
of shares outstanding                                   4,407,370      5,734,625      4,407,370      5,221,547
                                                      ===========    ===========    ===========    ===========


                   The accompanying notes are an integral part of these financial statements

                                                      -3-

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                     RESTATED
                                                    Six Months      Six Months
                                                      Ended           Ended
                                                   June 30, 1998  June 30, 1999
                                                    -----------    -----------
Cash flows from operating activities:
  Net Loss                                          $  (684,009)   $  (826,041)
                                                    -----------    -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Provision for slow moving inventory                    --         20,000
      Provision for bad debts                                --        125,000
      Stock compensation expense                             --         12,500
      Stock issued in lieu of accrued compensation
        and other liabilities                                --        179,500
      Depreciation and amortization                      51,152         58,047
      Changes in assets and liabilities
        Accounts receivable                             279,472        (74,274)
        Inventories                                      26,119       (177,403)
        Prepaid expense and other                        (4,394)         6,162
        Accounts payable and accrued expenses           (50,868)      (226,162)
                                                    -----------    -----------
    Total adjustments                                   301,481        (76,630)
                                                    -----------    -----------
      Net cash used in operating activities            (382,528)      (902,671)
                                                    -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                   --         (9,710)
                                                    -----------    -----------
     Net cash used in investing activities                   --         (9,710)
                                                    -----------    -----------

Cash flows from financing activities:
  Payment of lease obligations                          (69,423)       (65,278)
  Repayments of stockholders' loans, net                (25,000)       (38,000)
  Proceeds from stock issuance                           50,000      1,473,866
                                                    -----------    -----------
    Net cash provided by (used in) for
      financing activities                              (44,423)     1,370,588
                                                    -----------    -----------

      NET INCREASE (DECREASE) IN CASH                  (426,951)       458,207

Cash at beginning of year                             2,039,012        427,510
                                                    -----------    -----------
Cash and cash equivalents at end of period          $ 1,612,061    $   885,717
                                                    ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                          $    10,339    $    13,645
                  Income taxes                              475             --


    The accompanying notes are an integral part of these financial statements

                                                          AMPLIDYNE, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                                     FOR THE SIX MONTHS ENDED
                                                           JUNE 30, 1999
                                                            (UNAUDITED)

                                 PREFERRED STOCK                 COMMON STOCK
                           ---------------------------   ---------------------------    ADDITIONAL    ACCUMULATED
                              SHARES        PAR VALUE       SHARES        PAR VALUE   PAID-IN-CAPITAL  (DEFICIT)          TOTAL
                           ------------   ------------   ------------   ------------  --------------- ------------    ------------
Balance at
 December 31, 1998                                          4,703,333   $        470   $ 12,735,817   $(11,569,036)    $ 1,167,251

Issuance of Preferred
 Stock, net of costs             50,000   $          5                                      464,995                        465,000

Issuance of Common
 Stock, net of costs                                          962,500             96      1,008,770                      1,008,866

Issuance of common stock
 in lieu of accrued
 compensation  and liabilities                                104,174             11        179,489                        179,500

Stock compensation                                                                           12,500                         12,500

Net Loss                                                                                                  (826,041)       (826,041)
                           ------------   ------------   ------------   ------------   ------------   ------------    ------------

Balance at June 30, 1999         50,000   $          5      5,770,007   $        577   $ 14,401,571   $(12,395,077)   $  2,007,076
                           ============   ============   ============   ============   ============   ============    ============

                             The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments, except as described in Note G, necessary for a fair statement of (a) results of operations for the six-month periods ended June 30, 1998 and June 30, 1999 (b) the financial position at December 31, 1998 and June 30, 1999 (c) the statements of cash flows for the six-month periods ended June 30, 1998 and June 30, 1999, and (d) the changes in stockholders' equity for the six-month period ended June 30, 1999, have been made. The results of operations for the six months ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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


NOTE C - PUBLIC OFFERING AND OTHER SIGNIFICANT EQUITY TRANSACTIONS
A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company may redeem the warrants at a price of $.01 per warrant at any time with not less than thirty days' prior written notice if the average closing price equals or exceeds $9.00 per share for any twenty consecutive trading days.


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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1999

NOTE C - PUBLIC OFFERING AND OTHER SIGNIFICANT EQUITY TRANSACTIONS (CONTINUED) In March of 1999, 900,000 shares were issued through a private placement. The Company received net proceeds of $915,746. The proceeds are net of legal fees, underwriting fees and other expenses of the offering totalling $88,375. An additional 71,862 shares were issued during the first quarter in exchange for deferred officer's salaries, commissions, and consulting fees totalling $122,637.


In June of 1999, 50,000 shares of Series A Preferred Stock, $.0001 par value, were issued through a private placement (at $10.00 per share). The Company received net proceeds of $465,000, after deduction of fees. The Preferred Stock:
(I) are entitled to dividends at the annual rate of 6%, payable semi-annually, in cash or in shares of Common Stock; (ii) has a liquidation preference of $10.00 per share, (iii) is convertible into shares of Common Stock at the lesser of (A) 110% of the average closing sales price of the Common Stock on the five trading days prior to issuance or (B) 85% of the average closing sales price of the Common Stock for the five trading days prior to conversion, in each case not less than $1.25 per share; (iv) is non-voting, (v) is subject to redemption; and
(vi) shall automatically convert into Common Stock on June 30, 2002 (if not previously converted).

NOTE D - LOSS PER SHARE
The Company follows Statement of Financial Accounting Standards No. 128, "Earnings per Share" which specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock for all periods presented herein.


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


Class Action Suit Disclosure

The Company has been recently served with six class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. The complaints allege that the Company and certain officers and directors of the Company violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. The Company expects that a lead plaintiff will assert a consolidated complaint and the Company will then promptly respond to the consolidated complaint. The Company believes these complaints have no merit and will vigorously contest them.

From time to time, the Company is party to what it believes is routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that would have a material effect on the Company's results of operations or financial condition.

NOTE F - SUBSEQUENT EVENT
In July 1999 the Company moved it's operations to a smaller facility of approximately 13,000 square feet in Raritan, New Jersey under a five year lease expiring July 14, 2004 with a monthly rent of $5,937 plus real estate taxes.



NOTE G - RESTATEMENT
During the third quarter of 1999 the Company became aware of certain required adjustments primarily in inventory, paid in capital and accounts receivable balances as of June 30, 1999. The financial statements for the quarter ended June 30, 1999 have been restated to reflect these adjustments, as summarized below:


Net loss, as previously reported                             $(785,289)
                                                             ---------
Adjustments - Increase (Decrease):
     Inventory valuation                                       (15,000)
     Provision for bad debts                                  (125,000)
     Selling, general and administrative
       expenses, including costs of private
       placements                                               99,248
                                                             ---------
       Subtotal                                                (40,752)
                                                             ---------
       Net income, as adjusted                                (826,041)
                                                             =========
Basic and diluted per share amounts:
As previously reported                                       $    (.15)
    Adjustments                                              $    (.01)
                                                             ---------
    As adjusted                                              $    (.16)
                                                             =========

                         PART 1 - FINANCIAL INFORMATION

    Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS


        RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO
                         SIX MONTHS ENDED JUNE 30, 1998


Sales increased in the first half of 1999 compared with the first half of 1998, due to continuing orders from existing customers and fewer orders requiring large amounts of research and development time, primarily in the first quarter of 1999. In the second quarter of 1999, the Company began shipping its NMT-450 Multicarrier products to a new North American customer. However, sales to S. Korean customers slowed down in 1999 due to specification upgrades.

Gross profit for the six months ended June 30, 1999 amounted to 102,773 (9.5% of sales), compared to $77,537 (9.4% of sales) for the corresponding six months of 1998. This increase in gross margin is principally attributable to lower labor/subcontract costs associated with its new Multicarrier product order and lower lease expenses on equipment used to manufacture products and reduced material costs. The company expects to continue to reduce overhead expenses during the third quarter of 1999.

Selling, general, and administrative expenses were $717,280 (67% of sales) in the first six months of 1999, compared to $535,330 (65% of sales) for the first six months of 1998. The actual expenses (rather than the percentage of sales) were higher in 1999, due to an increase in bad debt expense.

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

The Company recorded other income upon forgiveness of consulting fees in the amount of $60,000 during the first quarter of 1999.

As a result of the foregoing, the Company incurred net losses of ($826,041) or (.16) per share for the six months ended June 30, 1999 compared to net losses of ($684,009) or (.16) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES


At June 30, 1999, the Company had cash and cash equivalents of $885,717 principally due to the injection of private placement funds in the first half of 1999. The Company has continued to issue its common stock in lieu of cash payments for compensation, commission and consulting fees where possible. This resulted in the reduction of deferred compensation and accrued expenses from the December 1998 balances. The Company has increased its inventory, primarily work-in-progess, in response to its new customer orders and new products. The Company has also recently purchased an auto-insertion machine to improve operational efficiency and speed.


The Company believes that the net proceeds of the Company's private placements and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

YEAR 2000


Many existing computer systems, including certain of the Company's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19", or may not function properly with years later than 1999. If not corrected, many computer applications could fall or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant."

The Company has 37 employees of which 28 are involved in production processes. The Company's internal computer systems consist of individualized PCs. The Company intends to replace all of these PCs with the latest hardware, at an estimated cost of about $20,000. The Company's technical software has been upgraded for the Y2K compliance. Presently, the Company is exploring the purchase of a new MRP system, which will be Y2K compliant, and will be installed by the first quarter of 2000. All other software for day to day office work is Y2K compliant. The Company's accounting software will also be upgraded as part of the MRP system. Estimated cost is about $25,000. Therefore, the Company believes that the existing accounting software is Y2K compliant. Other than as set forth, the Company has no other contingency plan for Y2K non-compliance.

The Company is in the process of contacting all its major vendors and suppliers to ensure that they are Y2K compliant. Overall the Company does not see any material effect upon its business and operations due to the Y2K problem.

                           PART II - OTHER INFORMATION

Item 2. Change in Securities


On June 30, 1999, the Company issued 50,000 shares of Series A Preferred Stock to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). The Company sold such shares at 10.00 per share resulting in net proceeds of $465,000. The sales were made in reliance on Rule 506 of Regulation D.


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

On March 31, 1999, the Company issued 7,893 shares of common stock to Devendar
S. Bains (4,025), Tarlochan Bains (2,526) and Nirmal Bains (1,342). The shares were issued in exchange of accrued salaries owed to such persons at December 31, 1998 ($10,565, $6,629 and $3,521, respectively) and were converted at a price of $2.625, the market price at such date. The sales were made in reliance of
Section 4(2) of the Act. No underwriting discounts or commissions were paid.

On March 31, 1999, the Company issued 15,969 shares of common stock to Devendar
S. Bains (5,465), Tarlochan Bains (9,704) and Nirmal Bains (800). The shares were issued in exchange of accrued salaries/commissions owed to such persons at March 31, 1999 ($14,346, $25,473 and $2,100, respectively) and were converted at a price of $2.625, the market price at such date. The sales were made in reliance of Section 4(2) of the Act. No underwriting discounts or commissions were paid.

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


                                             AMPLIDYNE, INC.



Dated:  November 19, 1999                    By:  /s/ DEVENDAR S. BAINS
                                                  ----------------------------
                                             Name:    Devendar S. Bains
                                             Title:   Chief Executive Officer,
                                                      President, Treasurer,
                                                      Principal Accounting
                                                      Officer and Director