Form 10QSB
period 1999-09-30
AMPLIDYNE INC
filed 1999-11-19
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                 AMPLIDYNE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

              DELAWARE                              22-3440510
    -------------------------------             -------------------
    (State or other jurisdiction of             (I.R.S. Employer
    incorporation or organization)              Identification No.)

                               59 LaGrange Street
                            Raritan, New Jersey 08869
                    -----------------------------------------
                    (Address of principal executive offices)

                                 (908) 253-6870
                           --------------------------
                           (Issuer's telephone number)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                              Yes [X]    No[ ]

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of November 14, 1999 was 6,648,079.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 1999

                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):

         Balance Sheets......................................................1-2

         Statements of Operations..............................................3

         Statement of Cash Flows...............................................4

         Statement of Changes in Stockholder's Equity..........................5

         Notes to Financial Statements.......................................6-8

Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations..............................9-10

PART II - OTHER INFORMATION

Item 2.  Change in Securities.................................................11

Signatures....................................................................12

Exhibit 27- Financial Data Schedule...........................................13

                         PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                          December 31, September 30,
                                                             1998*         1999
                                                           ----------   ----------
                                                                        (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                                $  427,510   $1,288,427
  Accounts receivable, net of allowance for
     doubtful accounts of $181,000 at September 30, 1999
     and $86,000 at December 31, 1998                         440,516      290,773
  Inventories                                                 558,685      863,769
  Prepaid expenses and other current assets                    14,206        7,185
                                                           ----------   ----------

    Total current assets                                    1,440,917    2,450,154
                                                           ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                     540,116      557,580
  Furniture and fixtures                                       43,750       43,750
  Autos and trucks                                             61,183       61,183
  Leasehold improvements                                        4,162        6,997
                                                           ----------   ----------
                                                              649,211      669,510
    Less: Accumulated depreciation and amortization           342,052      430,230
                                                           ----------   ----------
      Net                                                     307,159      239,280
                                                           ----------   ----------

LONG TERM ACCOUNTS RECEIVABLE
    Net of allowance for doubtful accounts of $30,000              --       60,000

OTHER ASSETS                                                   35,000       75,074
                                                           ----------   ----------
TOTAL ASSETS                                               $1,783,076   $2,824,508
                                                           ==========   ==========

* Derived from Company's audited Balance Sheet at December 31, 1998

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                               December 31,    September 30,
                                                                  1998*            1999
                                                               ------------    ------------
                                                                                (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                      $     70,311    $     16,430
  Accounts payable                                                  220,991         229,018
  Accrued expenses                                                  255,439         122,660
  Deferred compensation                                              27,100              --
  Stockholders' loan                                                  5,051              --
                                                               ------------    ------------

    Total current liabilities                                       578,892         368,108

LONG-TERM LIABILITIES
  Lease obligations, less current maturities                         36,933          27,004
                                                               ------------    ------------

TOTAL LIABILITIES                                                   615,825         395,112
                                                               ------------    ------------

STOCKHOLDERS' EQUITY
  Preferred stock - authorized, 1,000,000 shares
    of $.0001 par value; 0 shares
    outstanding at December 31, 1998 and September 30, 1999              --              --
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; 4,703,333 shares and
    6,644,079 shares issued and outstanding at
    December 31, 1998 and September 30, 1999, respectively              470             664
  Additional paid-in-capital                                     12,735,817      15,339,916
  Accumulated deficit                                           (11,569,036)    (12,911,184)
                                                               ------------    ------------

    Total stockholders' equity                                    1,167,251       2,429,396
                                                               ------------    ------------

TOTAL LIABILITIES AND
  STOCKHOLDERS' EQUITY                                         $  1,783,076    $  2,824,508
                                                               ============    ============

* Derived from Company's audited Balance Sheet at December 31, 1998

    The accompanying notes are an integral part of these financial statements

                                         AMPLIDYNE, INC.
                                     STATEMENTS OF OPERATIONS
                                           (UNAUDITED)

                                           Three          Three          Nine           Nine
                                           Months         Months         Months         Months
                                           Ended          Ended          Ended          Ended
                                          Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                             1998          1999           1998           1999
                                         -----------    -----------    -----------    -----------
Net Sales                                $   331,353    $   229,587    $ 1,155,864    $ 1,307,669
Cost of goods sold                           204,705        348,091        951,679      1,308,400
                                         -----------    -----------    -----------    -----------

  Gross profit (loss)                        126,648       (118,504)       204,185           (731)

Operating expenses
 Selling, general & admin                    223,327        301,993        758,657        993,521
 Research, eng. & devel                      125,467        124,662        389,632        392,074
                                         -----------    -----------    -----------    -----------

  Operating loss                            (222,146)      (545,159)      (944,104)    (1,386,326)

Other nonoperating income (expense)
 Interest income                              19,166          6,737         67,575         18,260
 Interest expense                             (3,654)       (14,133)       (13,439)       (27,778)
 Other Income                                195,000             --        195,000         60,000
                                         -----------    -----------    -----------    -----------

  Loss before income taxes                   (11,634)      (552,555)      (694,968)    (1,335,844)
                                         -----------    -----------    -----------    -----------

Provision for income taxes                     6,049          4,304          6,724          6,304

  NET LOSS                               $   (17,683)   $  (556,859)   $  (701,692)   $(1,342,148)
                                         ===========    ===========    ===========    ===========


Net loss per share - basic and diluted   $      (.00)   $      (.09)   $      (.16)   $      (.24)
                                         ===========    ===========    ===========    ===========

Weighted average number of shares
outstanding                                4,417,370      6,003,462      4,417,370      5,482,185
                                         ===========    ===========    ===========    ===========

    The accompanying notes are an integral part of these financial statements

                                              AMPLIDYNE, INC.
                                          STATEMENTS OF CASH FLOWS
                                                (UNAUDITED)

                                                        Nine Months     Nine Months
                                                           Ended          Ended
                                                      Sept. 30, 1998  Sept. 30, 1999
                                                      --------------  --------------
Cash flows from operating activities:
  Net Loss                                              $  (701,692)   $(1,342,148)
                                                        -----------    -----------
  Adjustments to reconcile net loss to net cash
    used in operating activities
      Provision for slow moving inventory                        --         20,000
      Provision for bad debts                                    --        125,000
      Stock compensation expense                                 --         18,750
      Stock used in lieu of accrued compensation
        and other liabilities                                    --        218,070
      Forgiveness of deferred compensation
       And other liabilities                               (195,000)       (60,000)
      Depreciation and amortization                          76,918         88,178
      Changes in assets and liabilities
        Accounts receivable                                 313,146        (35,257)
        Inventories                                        (327,323)      (325,084)
        Prepaid expenses and other assets                    (4,912)         6,396
        Accounts payable and accrued expenses                48,569        (91,852)
                                                        -----------    -----------
    Total adjustments                                       (88,602)       (35,799)
                                                        -----------    -----------
      Net cash used in operating activities                (790,294)    (1,377,947)
                                                        -----------    -----------

Cash flows from investing activities:
  Purchase of fixed assets                                   (1,901)       (20,299)
                                                        -----------    -----------
     Net cash used for investing activities                  (1,901)       (20,299)
                                                        -----------    -----------


Cash flows from financing activities:
  Payment in lease obligations                             (101,613)       (63,810)
  Loans to stockholders, net                                (98,000)       (44,500)
  Proceeds from common and preferred
   stock issuance, net                                       50,000      1,380,746
  Proceeds from exercise of
   warrants and options, net                                     --        986,727
                                                        -----------    -----------
  Net cash provided by (used in) financing activities      (149,613)     2,259,163
                                                        -----------    -----------

      NET INCREASE (DECREASE) IN CASH
       AND CASH EQUIVALENTS                                (941,808)       860,917

Cash and cash equivalents at beginning of year            2,039,012        427,510
                                                        -----------    -----------
Cash and cash equivalents at end of period              $ 1,097,204    $ 1,288,427
                                                        ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest Income taxes                 $    13,993    $    27,778
                                                              6,524          4,304

    The accompanying notes are an integral part of these financial statements

                                              AMPLIDYNE, INC.
                                STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                         FOR THE NINE MONTHS ENDED
                                             SEPTEMBER 30, 1999
                                                (UNAUDITED)


                                 PREFERRED STOCK                 COMMON STOCK
                           ---------------------------   ---------------------------    ADDITIONAL    ACCUMULATED
                              SHARES        PAR VALUE       SHARES        PAR VALUE   PAID-IN-CAPITAL  (DEFICIT)          TOTAL
                           ------------   ------------   ------------   ------------  --------------- ------------    ------------
Balance at
December 31, 1998                                          4,703,333      $ 470        $ 12,735,817  $ (11,569,036)   $  1,167,251

Sale of Preferred Stock,
net                              50,000                                                     464,995                        465,000
                                         $      5

Conversion of Preferred to
Common Stock                    (50,000)       (5)           370,370         37                 (32)                             0

Sale of Common Stock,
net                                                          900,000         90             915,656                        915,746

Stock Compensation                                                                           18,750                         18,750

Issuance of common stock in
lieu of cash for accrued
salaries, commission and
deferred compensation
                                                             110,376         11             218,059                        218,070

Proceeds from exercise of
warrants and options, net                                    560,000         56             986,671                        986,727

Net Loss                                                                                                (1,342,148)     (1,342,148)
                                 ------  --------          ---------   --------        ------------  -------------    ------------
Balance at Sept 30, 1999              0  $      0          6,644,079   $    664        $ 15,339,916  $ (12,911,184    $  2,429,396
                                 ======  ========          =========   ========        ============  =============    ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the nine-month periods ended September 30, 1998 and September 30, 1999 (b) the financial position at December 31, 1998 and September 30, 1999 (c) the statements of cash flows for the nine-month periods ended September 30, 1998 and September 30, 1999, and (d) the changes in stockholders' equity for the nine-month period ended September 30, 1999, have been made. The results of operations for the nine months ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.

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

NOTE C - PUBLIC OFFERING AND OTHER SALES OF SECURITIES
A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company may redeem the warrants at a price of $.01 per warrant at any time with not less than thirty days' prior written notice if the average closing price equals or exceeds $9.00 per share for any twenty consecutive trading days.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1999

NOTE C - PUBLIC OFFERING AND OTHER SALES OF SECURITIES (CONTINUED)
In March of 1999, 900,000 shares of common stock were issued through a private placement. The Company received net proceeds of $915,746. The proceeds are net of legal fees, underwriting fees and other expenses of the offering totalling $88,375.

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

In August 1999, all of such Series A preferred stock were converted into 370,370 shares of common stock.

NOTE D - LOSS PER SHARE
The Company complies with the requirements of the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128"). SFAS No. 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 1998

Net sales for the nine month period ended September 30, 1999 were $1,307,669 while sales for the nine months ended September 30, 1998 were $1,155,864 (a 13% increase). Overall sales increases were the result of consistent orders from existing customers and new customer business from Harris Corp. for its NMT-450 Multicarrier products and other customers, partially offset by decreased sales to the South Korean customers. Due to specifications upgrade, the company had to redesign products to the South Korean customers, which in turn increased material costs and overhead during 1999. During the third quarter of 1999 the Company was also in a period of transition to complete product development for Harris Corp., which, when coupled with the decrease in orders from the South Korean customers, caused sales to decrease. Considerable materials and labor were invested to prepare for fourth quarter shipment requirements for Harris Corp. and Amplidyne's other wireless local loop amplifier customers.

Gross profit (loss) for the nine months ended September 30, 1999 amounted to ($731), compared to $204,185 (17.7% of sales) for the corresponding nine months of 1998. This decrease in gross margin is principally attributable to the above mentioned comments, which resulted in fixed overhead costs being spread over lower units of production during the third quarter of 1999, which eliminated the previous year-to-date gross profit. The year-to-date gross profit had been approximately 10%, which was less than 1998 due to the specification upgrades on the South Korean orders. The lower third quarter 1999 production was also caused by the shutdown necessitated by the move to our new facility. The company reduced some overhead expenses by moving to a more compact facility while nurturing offshore production, the impact of which the Company hopes to realize during the fourth quarter of 1999.

Selling, general and administrative expenses were $993,521 (76.0% of sales) in the first nine months of 1999, compared to $758,657 (65.6% of sales) for the first nine months of 1998. Expenses were higher in 1999 due to increased costs related to a non-recurring severance payment, bad debt expenses, increased office expense and increased legal fees.

Research, engineering, and development costs remained relatively unchanged for the nine months ended September 30, 1999 compared with the corresponding period of 1998. This trend was achieved due to the utilization of existing R&D knowledge and experience to the development of new products.

Interest income was lower for the first nine months of 1999 compared to the corresponding period of 1998. The decrease is due to lower amounts of cash in the Company's money market account.

Other income represents the forgiveness of deferred compensation in 1998 and accrued consulting fees in 1999.

As a result of the foregoing, the Company incurred net losses of ($1,342,148) or (.24) per share for the nine months ended September 30, 1999 compared to net losses of ($701,692) or (.16) per share for the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 1999, the Company had cash and cash equivalents of $1,288,427 principally due to the injection of private placement funds and the exercise of warrants in the first nine months of 1999. The Company has continued to issue its common stock in lieu of cash payments for compensation, commissions and consulting fees where possible, resulting in decreases in the December 31, 1998 balances in accrued expenses and deferred compensation. The Company has increased its inventory in response to the Harris Corp. order, expected to ship in the Fourth Quarter of 1999.

The Company entered into a five year lease for its 13,000 square foot facility in July 1999, with a monthly rent of $5,937 plus real estate taxes. The Company is planning to install an auto-insertion machine in the fourth quarter of 1999 to add production efficiency.

The Company believes that the net proceeds of the Company's private placements and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

YEAR 2000

Many existing computer systems, including certain of the Company's internal systems, use only the last two digits to identify years in the date field. As a result, these computer systems do not properly recognize a year that begins with "20" instead of the familiar "19", or may not function properly with years later than 1999. If not corrected, many computer applications could fail or create erroneous results. This is generally referred to as the "Year 2000" or "Y2K" issue. Computer systems that are able to deal correctly with dates after 1999 are referred to as "Year 2000 compliant."

The Company has 37 employees of which 28 are involved in production processes. The Company's internal computer systems consist of individualized PCs. The Company intends to replace all of these PCs with the latest hardware, at an estimated cost of about $20,000. The Company's technical software has been upgraded for the Y2K compliance. Presently, the Company is exploring the purchase of a new MRP system, which will be Y2K compliant, and will be installed by the first half of 2000. All other software for day to day office work is Y2K compliant. The Company's accounting software will also be upgraded as part of the MRP system. Estimated cost is about $25,000. The Company believes that the existing accounting software is Y2K compliant. Other than as set forth, the Company has no other contingency plan for Y2K non-compliance.

The Company is in the process of contacting all its major vendors and suppliers to ensure hat they are Y2K compliant. Overall the Company does not see any material effect upon its business and operations due to the Y2K problem.

                           PART II - OTHER INFORMATION

ITEM 2.    CHANGE IN SECURITIES

In August 1999, the Company issued 370,370 shares of Common Stock in connection with the conversion of all of the Company's Series A Preferred Stock. The Company issued such shares in reliance of Section 4(2) of the Act. No underwriting discounts or commissions were paid.

In September 1999, the Company issued 497,500 shares of Common Stock in connection with the exercise of outstanding warrants, generating gross proceeds of $903,750. The Company issued such shares in reliance on Section 4(2) of the Act. No underwriting discounts or commissions were paid.

On September 30, 1999, the Company issued 6,202 shares of Common Stock to Devendar S. Bains (3,358), Tarlochan Bains (2,088) and Nirmal Bains (756). The shares were issued in exchange of accrued salaries and commissions owed to such persons at September 30, 1999, ($20,885, $12,986 and $4,700, respectively) and were converted at a price of $6.22, the market price at such date. The sales were made in reliance of Section 4(2) of the Act. No underwriting discounts or commissions were paid.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         (b) Reports on Form 8-K. The Registrant filed a Current Report on Form 8-K on August 3, 1999, disclosing the issuance of the Registrant's Series A Preferred Stock (See Part I-Note C) and the relocation of its principal executive offices.

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