Form 10KSB
period 1999-12-31
AMPLIDYNE INC
filed 2000-04-14
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999


                           COMMISSION FILE NO. 0-21931

                                 AMPLIDYNE, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

           DELAWARE                                       22-3440510
----------------------------------             ---------------------------------
(STATE OF OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)

         59 LAGRANGE STREET
         RARITAN, NEW JERSEY                                 08869
         -------------------                               --------
         (ADDRESS OF PRINCIPAL                            (ZIP CODE)
         EXECUTIVE OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 253-6870

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

         Issuer's revenues for its most recent fiscal year were $2,150,707.

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2000, was approximately $36,917,047.

         Number of shares outstanding of the issuer's common stock, as of March 31, 2000 was 6,989,320.

         Documents Incorporated by Reference:  None

                                     PART I
ITEM 1.   BUSINESS

GENERAL

AMPLIFIER PRODUCTS

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

         In addition to the Company's product line of single channel power amplifiers which are currently utilized by the wireless communications industry, the Company has developed a Multicarrier Linear Power Amplifier ("MCLPA"). MCLPA combines the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii) established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology which amplifies many channels with minimal distortion at the same time with one product.

HIGH SPEED WIRELESS INTERNET PRODUCTS

         In September 1999 the Company announced its entry into the emerging wireless Internet access market with its new products operating at 2 Mbps, in the ISM license free operating band (2.4 to 2.4835 GHz). The point to multipoint equipment operates at 3.2 Mbps, with a throughput of 2.2 Mbps.

         These products include an Access point (AMP 2024AP) and PCMCIA cards (AMP2024LC and AMP2024LCD). These products are IEEE 802.11 compliant and provide high speed internet access by connecting the Access Point to a hub, which has a high speed internet connection via a T1 line (or other means such as DSL). In the typical example of a corporate customer, leasing a T1 line through an ISP, the ISP will terminate the line with its own router, which also plugs into the customer hub. The server is also plugged into the same hub. Internet access is established by connecting the PCMCIA cards into a laptop computer or desktop computer with a PCMCIA card and ISA adapter. The raw rate data occurs at a speed of 2Mbps, with a throughput of about 1.3 to 1.375 Mbps, close to a T1 rate of
1.54 Mbps. The Company installed its own T1 connection during the fourth quarter of 1999 to provide a customer demonstration system, which has proven to be successful. On December 3, 1999 the Company unveiled its complete product line with a "show and tell" show at the Helmsley Hotel, in New York City as well as updating its Web site with the new product line.

         The Company's outdoor solution for ISP's is a complete turnkey system, consisting of a point to multipoint system operating at 3.2 Mbps, using a frequency hopping system. This system allows up to 600 remote receivers to be connected from a central site (tower), with an aggregate band width of 32Mbps. Ten sectioned antennas can be located at each tower to provide full coverage with distances up to 25 miles, with data rates of 3.2, 1.6 to 0.8 Mbps, depending on distance.

         To compliment the above systems, the Company's indoor or outdoor LAN solution can be deployed at each remote site, thereby increasing the number of users. Line of site links can be established to cover up to 50 miles by using repeater sites. Integrated to the Ampwave(TM) solution are AmpDnet(TM) and AmpDLink(TM) systems, incorporating the Company's bi-directional amplifiers, antennas of various types, cables and subassemblies, filters and various other components.

         The Company set up a test site for a local ISP in Sparta, New Jersey, during the 4th quarter of 1999. The tests at the site have been successful proving the system to be always reliable and robust under various weather conditions, such as rain and snow. The Company intends to continue to work with its local ISP partner to bring service to other areas of Northern New Jersey, New York State and Connecticut.

NEW PRODUCTS FOR 2000

         The Company intends to introduce its 11 Mbps products during the second quarter of 2000, and will continue to market its 2 Mbps products at the same time. Management believes that the vast majority of ISP's in the developing countries throughout the world do not as yet have access to backbone lines beyond T1 or E1 lines (1.5 to 2.048 Mbps). Therefore, the Company will continue to market its 2 Mbps systems to the ISP's as long as the demand exists.

         The Company's 11 Mbps products are presently being tested and refined for introduction in the second quarter of 2000. The Company intends to continue research and development into faster products and incorporate software features required by the needs of its customers.

TIME TO MARKET AND DEMAND

         The growth of the internet has created a demand for faster access requirements; particularly for business users. The increasing use of T1 and DSL lines by businesses is a case in point. Whilst the new technology is emerging, not all parts of the U.S. have access to such technology. Therefore, the advent of "wireless internet access" was an appropriate area to be addressed by the Company during the latter part of 1999.

         Pent up demand for high speed internet access at a reasonable cost exists in major geographic areas of the U.S., parts of Europe, Asia, Africa and many other regions of the world. The primary objective of our business is to provide a turnkey system for internet service providers (ISP's), the key objective being the subscriber's end cost to the ISP.

         Another sector that has emerged is the "wireless point to point links", in many cases requiring a high-speed link between buildings. The cost of such a link can be as much as $1,200 - 1,400 per month with an installation charge of up to $2,000. A wireless "point to point" link can be established using the Company's system at a one-time fixed cost of approximately $4,000. The return of investment is in a few months and there are no monthly bills to pay.

         The Company's entry into this market with a 2 Mbps system in the third quarter of 1999 was aimed to fulfill the immediate need of ISP's. The Company intends to introduce its 11 Mbps products in the second quarter of 2000. We intend to continue to explore the possibility of higher speed radios and software features required by our customers.

HISTORICAL

         The Company was incorporated on December 14,1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995. The Company maintains its executive offices at 59 LaGrange Street, Raritan, NJ 08869 and its telephone number is (908) 253-6870. The Company completed its initial public offering of 1,610,000 Units (each Unit consisting of one (1) share of Common Stock and one (1) Redeemable Common Stock Purchase Warrant ("Warrants")) in January 1997 pursuant to firm commitment underwritten offering. The offering price was $5.10 per Unit. The Common Stock and Warrants trade on the Nasdaq SmallCap Market under the symbols AMPD and AMDW, respectively.

         On April 6, 2000 the Company announced that it was redeeming all of its publicly traded Warrants by paying the holders thereof $.01 for each Warrant. Holders have until the close of business on May 9, 2000 to exercise the Warrants at $6.00 per share.

FORWARD LOOKING STATEMENTS

         Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to: dependence on a limited number of customers; reductions, delays or cancellations in orders from new or existing customers; potential deterioration of business and economic conditions in the Company's customers marketplaces; new product development and product obsolescence; potential deterioration of the Company's customers credit quality due to deteriorating economic conditions in the Company's customers marketplaces; a limited number of potential customers; intensely competitive industry with increasing price competition; reliance on certain key personnel; new product development and product obsolescence; variability in gross margins on new products and resulting impacts on operating results; continued success in the design of new amplifier products and the ability to manufacture in quantity such new products; continued favorable business conditions and growth in the wireless communications market; and dependence on certain suppliers for single-sourced components. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

         While the Company keeps its research and development efforts for its core amplifier business, the emergence of "wireless internet access" has given us the opportunity to vertically integrate our products into this market sector. We believe that we are in the "knowledge business" and we have gained considerable know-how of RF amplifiers, filters, RF subsystems, antennas and digital circuits which are used in our feedforward control circuits. The use of sophisticated digital circuits in the transmission of high speed data coupled with the RF transmission media, is a natural area for us to explore.

         A key enabling technology for outdoor wireless internet access is the tower top bidirectional amplifier. The Company's personnel were able to design an excellent product for our AmpDLan(TM) system. We have considerable experience in the role of RF filters and antennas played in RF systems, and this is another set of components for our AmpDLan(TM) system.

WIRELESS LOCAL LOOP AMPLIFIER PRODUCTS

         The Wireless local loop market amplifiers operating in the NMT 450 band, 900 MHz band and the 2.4 to 3.5 GHz frequency bands have shown growth during 1999 with 2 major customers of the Company. The Company has concentrated its R&D efforts to develop amplifiers in these bands - both for single and multi channel deployment. The Company has recently received a prototype order to develop single channel amplifiers for the NMT-450 band from another major U.S. OEM.

         The PCS amplifier market for South Korean customers has not grown as expected due to downward pricing pressure and specification changes. The Company is continuing to work with its OEM customers. However, the Company has limited resources and management believes that until the situation in the South Korea market is clear, it will concentrate its resources in the more stable US and European marketplace.

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

         The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 ghz and 3.5 ghz wireless local loop amplifiers and the NMT-450 products. As a result of these developments, the Company received purchase orders for these products from its customers, such as DSC Communications (Airspan Communications) and Harris Corporation.

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

COMPANY STRATEGY

         Utilizing its proprietary, patented technology and experience in interference cancellation, the Company is pursuing a strategy, focused on the need of cellular, wireless local loop and PCS system operators, to develop technologically advanced amplifier based products. The Company has recently developed products which address the technical issues faced by such system operators as a result of the rapid growth in wireless telephone use (cellular, NMT-450 and wireless local loop) and the resulting need to increase systems capacity.

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

         The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

         Wireless Internet Products. Our wireless internet products are aimed at three market sectors: (a) small offices and home offices (Soho), (b) enterprises and corporate customers and (c) ISP's. The Company intends to keep refining its products to meet the demands of customers in the above three categories. Furthermore, the Company started a marketing campaign for these products during first quarter of 2000.

         The Company intends to closely work with its ISP customers to support their needs, attend trade shows in strategic geographic areas, and provide technical support for users of its products. The Company intends to provide technical training for its resellers.

         Increase Penetration of Wireless Equipment Manufacturers. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its PCS and NMT-450 single and multichannel products to major U.S. OEM's.

         Develop Relationships with Emerging Wireless Equipment Manufacturers. The Company anticipates that emerging wireless equipment manufacturers will make an increasingly significant contribution to the growth of the wireless telecommunications industry particularly the PCS and cellular segments. Management believes that its linear power amplifiers and MCLPAs will assist these equipment manufacturers in providing high capacity, low distortion low cost per channel products and has supplied amplifiers to wireless equipment manufacturers during 1999.

         Develop Products for Multiple Protocols. The Company intends to continue to invest resources in the research and development of new products for various protocols. For cellular systems, the Company currently supports the AMPS and TACS analog protocols, and the CDMA, TDMA, E-TACS, NMT and GSM digital protocols. For PCS systems, Amplidyne currently supports CDMA, TDMA, DCS-1800 and PCS-1900 digital protocols. The Company is aware of the emerging 3G technology and is continuing to provide products for the technology either at W-CDMA or IMT2000 protocols. Amplidyne is continuing to develop products that incorporate protocols which it believes will address the needs of established and emerging wireless systems. Management believes the development of products for multiple protocols will enable Amplidyne to benefit from the continuing growth of existing wireless systems and other emerging wireless telecommunications markets while reducing the risks associated with relying on the success of one or a limited number of existing or emerging industry protocols.

         Maintain a Technology Leadership Position. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented predistortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to invest substantial resources in research and development associated with its interference cancellation technologies. The Company has continued its research and development on PCS, NMT-450 and wireless local loop products during 1999, and has procured some orders for this equipment during 1999.

         Develop Innovative Proprietary Products. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative and are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and product requirements and develop products for the NMT-450 and wireless local loop markets. The Company has continued to develop amplifier products which can be used in NMT-450 and wireless local loop systems.

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

         Maintain Control of the Manufacturing Process. As part of the transition to becoming a leading amplifier supplier to the wireless telecommunications market, Amplidyne has consistently analyzed in house automated manufacturing versus the use of subcontracted manufacturers in order to control its production schedule. The Company has installed automated manufacturing equipment in the first quarter of 2000, to enhance its manufacturing process for NMT-450 and wireless local loop amplifiers and other related products. In certain instances, Amplidyne has made the strategic decisions to select single or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control.

THE AMPLIDYNE ADVANTAGE

         The Company believes that its products have several features which differentiate them from those of its competitors, such as:

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

         Multicarrier Designs. Multicarrier amplification, in which all channels are amplified together by a MCLPA, rather than each channel using a separate amplifier, allows for instantaneous electronic channel allocation. Functionally, it combines many single channel power amplifiers, into a single unit, thereby eliminating the single channel power amplifiers and the corresponding tunable cavity filters. MCLPAs require significantly higher linearity compared to single channel designs.

         By virtue of the Company's high linearity products which incorporates pre-distortion and feed forward technology achieving, in management's belief, the lowest distortion in the industry, the MCLPA amplified signal remains within their prescribed band and spectrum with low interference of adjacent channels thus providing flexibility to accommodate any frequency plan.

         Wireless Internet Products. One of the key components in the wireless internet access system is the bidirectional tower top amplifier. We also have considerable experience in the design, development and deployment of amplifier products. The amplifier has to operate reliably in an outdoor application. Our expertise in this area is an advantage over competitors who are required to purchase their amplifiers from outside sources.

         We also have considerable know-how of other related products such as antennas, filters, power supplies and digital control circuits. We are therefore able to offer a turnkey solution to ISP's, providing indoor networking support using our existing resources. We have a cost advantage because we manufacture our own amplifiers which we can, if necessary, rapidly refine and change.

         We intend to refine our products as needed and in a timely fashion in order to obtain and maintain market share.

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

         Because cellular operators are allocated a small RF spectrum and certain channels, it is necessary to make efficient use of the spectrum to enable optimum system capacity. By amplifying all channels with minimum distortion at the same time, rather than inefficient use of single channel amplification, one obtains better system capacity. A MCLPA combines the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. These MCLPAs require less space than multiple single channel amplifiers and their corresponding tunable cavity filters which reduce the size and cost of a base station.

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

         Feed forward cancellation involves taking the distortion created by the amplifier and processing it in such a way that when it is added back into the amplifier having been pre-distorted and combined with the feed forward technology, distortion cancellation occurs. The Company believes that its patented technology has the most unique and potent technology for distortion cancellation. Furthermore, Amplidyne has selected linear class AB technology for its base amplifier which it believes also has superior distortion characteristics compared to other competitors because it is easier to pre-distort. Thus the three key ingredients (a) Linear class A and AB amplifiers, (b) Predistortion technology and (c) Feed forward technology enables Amplidyne to produce MCLPAs for its major OEM customers.

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

         The Company's wireless internet access products consist of a point to multipoint central unit which is housed at a central site. The unit operates at
3.2 Mbps and up to 10 units can be used at each site, providing aggregate bandwidth of 32 Mbps. Each central unit supports up to sixty remote units thereby allowing a total of 600 remote units to be connected to a central site.

         At the remote site an indoor or outdoor LAN system can be connected using the Company's 2 Mbps Access Point and PCMCIA cards with various antennae combinations. Amplifiers are used for range extension purposes.

         The Company's 11 Mbps products have been refined during the first quarter of 2000 and will be available to our customers in the second quarter of 2000.

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

         Wireless Internet Access Market. The Company's products are aimed at 3 main sectors the first of which is the small office and home office users (SOHO Market). The

Company started an advertising campaign in February 2000 to promote products in this market. The second market segment is the corporate offices which want to create their own wireless LAN in their offices and buildings. Building to building connections are often required to be connected wireless, compared to cost of a leased T1 line (approximately at $1200-$1,400 per month, and $2,000 installation fee). The wireless equipment return on investment is within months. The third sector is where the Company provides a complete turnkey solution for ISP's.

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

PRODUCTS

         The Company designs and sells multicarrier transmit amplifiers and low noise receive amplifiers for the cellular communications market, as well as the PCS and wireless local loop segments of the wireless communications industry. The Company also provides a large number of catalog and custom amplifiers to OEMs and to other customers in the communications market in general. In addition, recently Company started designing and selling internet access products.

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

o WIRELESS INTERNET PRODUCTS. The Company's wireless internet products operate at data rates of 3.2 Mbps (frequency hopping system). The direct sequence products operate at 2 Mbps with the 11 Mbps products to be released in the second quarter of year 2000. The Company's bidirectional amplifiers are an integral part of the system. The Company offers several different antennas, cables and other components for its systems.

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

         The Company's wireless telecommunications amplifiers can be configured as modules separate plug-in amplifier units or integrated subsystems. The Company's products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test
(BIT) for automatic fault diagnostics.

PRODUCT WARRANTY

         The Company warrants new products against defects in materials and workmanship generally for a period of one (1) year from the date of shipment. Certain sales to Korean customers provide for a two year warranty. To date, the Company has not experienced a material amount of warranty claims.

BACKLOG/FUTURE ORDERS

         As of December 31, 1999, the Company had multi-year backlog and open future orders of approximately $6,000,000 which the Company plans to deliver during fiscal years 2000-2001 (which may be extended). The Company cannot predict whether or not all of such backlog or orders will be delivered inasmuch as purchase orders are subject to changes and/or cancellation particularly since the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior.

         A substantial majority of these orders is attributable to orders from customers from the Korean market. Based upon discussions with its Korean customers, the Company believes that the current downward pricing pressure and specification changes from its Korean customers will result in either postponed, rescheduled or possibly canceled orders with the Company's Korean customers. Such postponements or cancellations will significantly reduce the amount of the Company's backlog and orders. Product orders are subject to changes in delivery schedules or to cancellation at the option of the customer. Accordingly, the Company stresses that backlog or orders as of any particular date may not be a reliable indicator of sales for any future period.

         The Company's Korean and other international customers, collectively accounted for approximately 94% of the Company's net sales for fiscal 1998, and approximately 90% of the Company's net sales for fiscal 1999. These sales were principally for the supply of equipment for implementation in the digital cellular and PCS networks in Korea, and wireless local loop systems worldwide in Canada and the United Kingdom.

         The Company's South Korean customers account for a substantial amount of the Company's net sales. Although the Company is attempting to expand its customer base, the Company expects that a limited number of customers will continue to represent a substantial portion of the Company's net sales for the foreseeable future. The Company believes that its future success depends upon its ability to broaden its customer base. During 1999 the Company has had success in obtaining purchase orders from a key Canadian OEM's particularly for the NMT-450 multichannel amplifiers.

CUSTOMERS, SALES & MARKETING

         Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 1998 and 1999.

                        NET REVENUES BY MARKET CATEGORIES
                                 (IN THOUSANDS)

                                                                  Year Ended
                                                                 December 31,
                                                             -------------------
 Markets                                                       1998         1999
 -------                                                     ------       ------
Cellular  Analog .....................................       $   15       $    9
Cellular  Digital ....................................            0            2
Wireless  Telephony ..................................          600        1,458
Satellite  Communications,  Custom and other
Products .............................................          188           53
Digital PCS  Products ................................          983          664
                                                             ------       ------
        Total ........................................       $1,786       $2,151
                                                             ======       ======


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

                    * Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry have increased from approximately 33% of total revenues for fiscal year end 1998 to 64.7% of total revenue for the fiscal year end 1999.

                    * Digital PCS. The Company has shipped single channel amplifiers to its OEM customers accounting for 55% of sales in the period ended December 31, 1998. Sales in this sector of the market showed some decrease during fiscal 1999 accounting for 31% of total sales, primarily due to the decline in the South Korean marketplace.

                    * International Sales. Sales of wireless products outside the United States (primarily to Western Europe Canada and the Far East) represented approximately 94% and 90% of net sales during, fiscal 1998 and fiscal 1999, respectively. The decrease in percentage of sales of this sector was primarily due to a slowdown of product sales to South Korea. The sales to European and Canadian customers increased.

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

         The Company has a few competitors in the internet access products market. Certain of these competitors have substantially greater technical, financial, sales and marketing, distribution and other resources than the Company. Therefore, the Company may not adequately be able to compete against some of these competitors.

MANUFACTURING

         The Company assembles, tests, packages, and ships its products at its manufacturing facilities located in Raritan, New Jersey. This facility includes a separate assembly and test facility for various custom products.

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

         Recently, the Company purchased automated surface mount machinery to enhance its manufacturing ability for amplifiers as well as wireless internet products, if and when required.

         Apart from the filter, amplifier and antennas, all of the new internet access products are manufactured at an offshore ISO 9001 certified facility. The Company ordered production equipment for its SMT line during December 1999 and had it installed in the first quarter of 2000. This will enhance the Company's ability to manufacture high volume of product efficiently for its traditional amplifier business, as well as the new high-speed wireless Internet products, if and when necessary.

RESEARCH, ENGINEERING AND DEVELOPMENT

         The Company's research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

         The Company has historically devoted a significant portion of its resources to research, engineering and development programs and expects to continue to allocate significant resources to these efforts. The Company's research, engineering and development expenses in fiscal 1998 and 1999 were approximately $544,200 and $580,281, respectively, and represented approximately 31% and 27%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for AMPS, TACS, NMT-450, PCS-1900, and PCS Repeater Amplifier (DCS 1800) and for the bidirectional amplifier for its wireless internet systems. The Company has committed approximately $900,000 during 1999, to develop equipment for the year 2000 for wireless internet products, in order to maintain its competitive edge in the marketplace.

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

         The Company's wireless internet access products are marketed under the trademark Ampwave(TM)and includes the following trademarked products lines:
AmpDLan(TM), AmpDNet(TM); and AmpAnt(TM).

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

EMPLOYEES

         As of December 31, 1999, the Company had a total of 30 employees, including 20 in operations, 4 in engineering, 1 in sales and marketing, 1 in quality assurance and 4 in administration. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

         IN ADDITION TO OTHER INFORMATION IN THIS FORM 10-KSB, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  RISK FACTORS

         You should carefully consider the risks described below before investing in our company. The risks and uncertainties described below are not the only ones facing our company. Other risks and uncertainties that we have not predicted or assessed may also adversely affect our company.

         Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe,' "intend," "estimate," and "continue" or other similar words. You should read statements that contain these words carefully for the following reasons:

         o   the statements may discuss our future expectations;

         o the statements may contain projections of our future earnings or of our financial condition; and

         o   the statements may state other "forward-looking" information.

         We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in or incorporated by reference into this Form 10-KSB, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our company, you should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in or incorporated by reference into this Form 10-KSB and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition or business. In such case, the trading price of our securities could decline and you may lose or all or part of your investment.

         WE HAVE A RECENT HISTORY OF LOSSES. We have incurred net losses of $1,916,359 and 3,535,689 for the years ended December 31, 1998 and 1999, respectively. These losses were due, in large part, to the research, engineering and development costs associated with the creation of our line of multicarrier linear power amplifiers. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We expect that our losses will increase and continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit of $15,104,725 at December 31, 1999.

         WE MAY REQUIRE ADDITIONAL FINANCING. We believe that our current cash on hand, as well as additional funds from the exercise of warrants, together with cash flow from our operations, will be adequate to fund our operations for at least twelve months. However, we may require additional financing prior to or after such time. We have issued our common stock, when available to us, in lieu of cash payment of officers salaries, commissions and consulting fees, although we may not be able to continue this practice. If additional financing is needed, we cannot be sure that such financing will be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, scale back or eliminate our research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies, potential products or other assets. Thus, our inability to obtain such financing could have a material adverse effect on our business, financial condition and operations.

         OUR SUCCESS RELIES UPON THE GROWTH OF WIRELESS TELECOMMUNICATIONS SERVICES. The demand for our products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers. Although demand for power amplifiers has grown in recent years, we are not sure whether the quantity and variety of wireless telecommunication services will continue to grow, or that such services will create a demand for our products.

         OUR LACK OF AUTOMATED MANUFACTURING PROCESSES AND OUR DEPENDENCE ON THIRD PARTY MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS. We have consistently reviewed our automated manufacturing needs in order to control our production schedule. To date, we have not established a fully automated manufacturing facility although we have recently purchased new manufacturing equipment. Until such time as we are able to establish such facilities, we expect to be dependent on third party manufacturers. We cannot be sure that these third party manufacturers will be able to fulfill our production commitment. Furthermore, we do not have written agreements with these manufacturers. Our inability to obtain timely deliveries of acceptable assemblies could delay our ability to deliver products to our customers, and would have a material adverse effect on our business, financial condition and results of operations. In addition, if these manufacturers increase their production costs, we may not be able to recover such cost increases under the fixed price commitments with our customers.

         OUR LIMITED NUMBER OF SUPPLIERS COULD ADVERSELY AFFECT OUR BUSINESS. Power transistors and certain other key components used in our products are currently available from only a limited number of suppliers. Certain of our suppliers have limited operating histories and limited financial and other resources. Our suppliers may prove to be unreliable sources of certain components. Furthermore, we have no written agreements with our suppliers. In the past, we have not purchased key components in large volumes but anticipate that our need for component parts will increase. If we are unable to obtain sufficient quantities of components, particularly power transistors, we could experience delays or reductions in product shipments. Such delays or reductions could have a material adverse effect on our business, financial condition and results of operations. Additionally, such delays or reductions may have a material adverse effect on our relationships with customers and result in the termination of existing orders and/or a permanent loss in our future sales.

         OUR SUCCESS RELIES ON A SMALL NUMBER OF CUSTOMERS AND OUR SALES ORDERS HAVE HAD A HIGH DEGREE OF DELAYS AND CANCELLED ORDERS. In 1998, approximately

94% of our net revenues were derived from three customers (two European and one South Korean). In 1999, approximately 76% of our net revenues were derived from 3 customers (31%, 27% and 18%). In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers, particularly in the Korean marketplace. We anticipate that sales of our products to relatively few customers will account for a majority of our 2000 revenues. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

         OUR LIMITED MARKETING EXPERIENCE MAY ADVERSELY AFFECT OUR BUSINESS. We have developed a sales and marketing network, including outside sales agents, which has demonstrated the advantages of our products over competing products. In order to be successful, we have to maintain a leading edge position regarding emerging wireless communication technologies involving ultra linear base station amplifiers. To this end, we continue to upgrade our sales and marketing efforts, while maintaining product cost. We may not be able to recruit effective sales and marketing personnel or agents. We are not sure whether our marketing efforts will be successful or that we will be able to maintain competitive sales and distribution capabilities.

         WE ARE CONTROLLED BY MANAGEMENT OF OUR COMPANY. Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 33% of our issued and outstanding common stock, not including common stock options they may own. Accordingly, such holders will be in a position to elect all of our directors and control our company.

         THE LIMITED PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN OUR STOCK PRICE. There has only been a public market for our securities since January 1997 and we are not sure whether an active trading market in our securities will ever be maintained. In the absence of such a market, you may find it more difficult to sell our securities. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller companies. The trading price of our securities is expected to be subject to significant fluctuations in response to variations in our quarterly operating results; changes in analysts' earnings estimates regarding our Company; announcements of technological innovations by us or our competitors; and general conditions in the wireless communications industry and other factors. These fluctuations, as well as general economic and market conditions, may have a material adverse effect on the market price of our securities.

         OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE THE SIZE OF OUR OPERATIONS. We had substantially increased the scale of our operations over the past two years. However, due to the down turn in business activity in the Southeast Asian market, we have had to reassess our business strategy. We downsized some of our operations in order to maintain competitiveness and achieve profitability. We have also explored joint ventures and mergers in order to achieve these results, but have not consummated any such transaction. If we do not increase our sales, decrease overhead expenditure or do not adequately manage the size of our operations, our results of operations will be materially adversely affected.

         DECLINING AVERAGE SALES PRICES COULD ADVERSELY AFFECT OUR BUSINESS. If wireless telecommunications customers come under increasing price pressure from cellular and PCS service providers, we could expect to experience downward pricing pressure on our products. In addition, competition among non-captive amplifier suppliers could increase the downward pricing pressure on our products. To date, we have not experienced such pressure. As our customers frequently negotiate supply arrangements with us far in advance of product delivery dates, we often must commit to price reductions before we can determine whether cost reductions can be obtained. If we are unable to achieve cost reductions, our gross margins will decline and our business, financial condition and results of operations could be materially and adversely affected.

         RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION COULD ADVERSELY AFFECT OUR BUSINESS. The wireless telecommunications equipment industry is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition in this market is intense and characterized by significant price erosion over the life of a product. Currently, we compete primarily with non-captive suppliers of power amplification products. We believe that our success will be based primarily upon service, pricing, reputation, and our ability to meet product delivery schedules. Our existing and potential customers continuously evaluate whether to manufacture their own amplification products or to purchase such products from outside sources. These customers and other large manufacturers of wireless telecommunications equipment could elect to enter the market and compete directly with us. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing capabilities and research and development personnel and other resources than us and have achieved greater name recognition of their existing products and technologies. In order for us to successfully compete, we must continue to develop new products, keep pace with advancing technologies and competitive innovations and successfully market our products. Our inability to successfully compete against our larger competitors will have a materially adverse affect on our business, financial condition and operations.

         In addition, we are not sure whether new products or alternative amplifier technology will render our current or planned products obsolete or inferior. Rapid technological development by others may result in our products becoming obsolete before we recover a significant portion of the research, development and commercialization expenses we incurred with respect to those products.

         OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE DO NOT KEEP UP WITH THE INTERNET'S RAPID TECHNOLOGICAL CHANGE, EVOLVING INDUSTRY STANDARDS AND

CHANGING USER REQUIREMENTS. We are currently developing new products for high speed internet access. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used for Internet access. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or user requirements, our business could be materially adversely affected. Significant issues concerning the commercial use of Internet technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of businesses relying on the Internet. Our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

o   effectively use established technologies;

o   continue to develop our technical expertise; and

o   respond to emerging industry standards and other technical changes.

         All of these changes must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could materially and adversely affect our business.

         RISKS ASSOCIATED WITH SALES OUTSIDE OF THE UNITED STATES MAY ADVERSELY AFFECT OUR BUSINESS. International sales represented approximately 94% and 90% of our net revenues for the years ended December 31, 1998 and 1999, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

         Sales of our products outside of the United States are denominated in US dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive outside the United States. Additional risks inherent in our sales abroad include:

         o the impact of recessionary environments in economies outside the United States;
         o   generally longer receivables collection periods;
         o   unexpected changes in regulatory requirements;
         o   tariffs and other trade barriers;
         o   potentially adverse tax consequences;
         o   restrictions on the repatriation of earnings;
         o reduced protection for intellectual property rights in some countries;
         o   the burdens of complying with a wide variety of foreign laws.

         These factors may have an adverse effect on our future international sales and, consequently, on our business, financial condition and results of operations.

         OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS, AND AS A RESULT, OUR STOCK PRICE MAY FLUCTUATE OR DECLINE. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. Factors that may affect our quarterly results include:

o   our ability to attract and retain customers;

o   development of competitive products;

o   the short term nature of manufacturing and engineering orders to date;

o   unforeseen changes in operating expenses;

o   the loss of key employees; and

o   unexpected revenue shortfalls.

         A substantial portion of our operating expenses is related to personnel costs and overhead, which we cannot adjust quickly and are therefore relatively fixed in the short term. Our operating expense levels are based, in significant part, on our expectations of future revenues on a quarterly basis. If actual revenues are below our expectations, our results of operations and financial condition would be materially and adversely affected because a relatively small amount of our costs and expenses are proportionate with revenues in the short term.

         Due to all of the foregoing factors and the other risks discussed in this Form 10-KSB Report, it is possible that in some future periods our results of operations may be below the expectations of investors and public market analysts which may cause our stock price to fluctuate or decline.

         WE ARE DEPENDENT UPON MANAGEMENT AND TECHNICAL PERSONNEL. Our success is highly dependent upon the continued services of Devendar Bains, our President and Chief Executive Officer. We have entered into a five year employment agreement with Mr. Bains which terminates April 30, 2001 and contains a covenant not to compete against our company for a two year period following his termination of employment with our company. We have obtained key man insurance on the life of Mr. Bains in the amount of $1,000,000. We cannot be sure whether we will be able to replace Mr. Bains in the event his services become unavailable or whether the proceeds of such insurance would be adequate to compensate us for the loss of his services.

         Due to the specialized nature of our business, we are highly dependent on the continued service of, and on our ability to attract and retain, qualified technical and marketing personnel, particularly those involved in the development of new products and processes and the manufacture and enhancement of our existing products. In addition, as part of our team-based sales approach, we dedicate specific design engineers to service the requirements of individual customers. The loss of any such engineer could adversely affect our ability to obtain future purchase orders from the customers to which such engineer was dedicated. We have employment or non-competition agreements with most of our current design engineers and test technicians. The competition for such personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key technical personnel in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

         WE RELY ON THE ABILITY TO PROTECT PROPRIETARY TECHNOLOGY; RISK OF THIRD PARTY CLAIMS OF INFRINGEMENT MAY AFFECT OUR BUSINESS. Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect proprietary technology and operate without infringing upon the rights of others. Although there are no pending lawsuits regarding our technology or notices that we are infringing upon intellectual property rights of others, litigation or infringement claims may occur in the future. Such litigation or claims could result in substantial costs, and diversion of resources and could have a material adverse effect on our business, financial condition, and results of operations. We generally enter into confidentiality and non-disclosure agreements with our employees and limit access to and distribution of proprietary information. However, we cannot be sure whether such measures will provide adequate protection for our trade secrets or other proprietary information, or whether our trade secrets or proprietary technology will otherwise become known or independently developed by our competitors. Our failure to protect proprietary technology could have a material adverse effect on our business, financial condition and results of operations.

         WE DO NOT PLAN TO PAY DIVIDENDS ON OUR COMMON STOCK. We have never paid any dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Any earnings which we may realize in the foreseeable future will be retained to finance our growth.

         GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL REGULATIONS CAN HAVE A LARGE IMPACT ON OUR BUSINESS. Our customers must obtain regulatory approval to operate their base stations. The United States Federal Communications Commission has regulations that impose stringent radio frequency and microwave emissions standards on the telecommunications industry. Our customers are required to comply with such regulations. The failure of our customers to comply with these regulation could materially adversely affect our business, financial condition and results of operations. We manufacture products according to specifications provided by our customers, which specifications are required to comply with applicable regulations. We do not believe that costs involved with manufacturing to meet specifications will have a material impact on our operations. We cannot be sure whether the adoption of future regulations would have a material adverse affect on our business.

         We are subject to Federal, state and local governmental regulations relating to the storage, discharge, handling, emissions, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe that we are currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on our company, suspension of our production, alteration of our manufacturing process, cessation of our operations or other actions which could materially and adversely affect our business, financial condition and results of operations.

         YEAR 2000 PROBLEMS PRESENT TECHNOLOGICAL RISKS WHICH COULD BE COSTLY TO CORRECT AND WHICH MAY DISRUPT OUR BUSINESS WHICH COULD IMPAIR RESULTS OF OPERATIONS.

         Year 2000 issues may adversely affect our business, although to date we have not had any internal problems or problems with any of our customers or vendors.

         WE MAY NOT BE ABLE TO COMPLY WITH NASDAQ CONTINUED LISTING REQUIREMENTS. For continued listing on The Nasdaq SmallCap Market, a company must have, among other things:

         o   $2,000,000 in net tangible assets;
         o   $1,000,000 in market value of public float; and
         o   a minimum bid price of $1.00 per share.

Our common stock and warrants are currently listed on The Nasdaq SmallCap Market. If we were unable to satisfy the requirements for continued listing on The Nasdaq Small Cap Market, trading of our common stock and warrants would be conducted in the over-the-counter market. Transactions in the over-the-counter market are commonly referred to as "pink sheet" or NASD OTC Electronic Bulletin Board transactions. If trading of our common stock or warrants in the over-the-counter market were to occur, the liquidity of our common stock and warrants would be materially adversely affected. Additionally, you may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our common stock or warrants. This Annual Report on Form 10-KSB for the period ended December 31, 1999 indicates net tangible assets of $2,514,365. However, we cannot be sure whether, and for how long, listing will continue.

         PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES. The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our common stock and warrants are listed on The Nasdaq SmallCap Market, it is exempt from the definition of "penny stock." If our common stock and warrants are removed from listing by The Nasdaq SmallCap Market, our common stock and warrants may become subject to the "penny stock" rules. These rules would impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of

$1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must:

         o make a special suitability determination with respect to each purchaser of securities;
         o receive the purchaser's written consent to the transaction prior to the purchase;
         o deliver, prior to the purchase, a risk disclosure document mandated by the SEC relating to the penny stock market;
         o disclose the commission payable to both the broker-dealer and the registered representative;
         o   disclose current quotations for such securities;
         o disclose whether the broker-dealer has control over the particular market; and
         o deliver monthly statements disclosing recent price information for the securities and information on the limited market in penny stocks.

         Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and adversely affect your ability to sell our securities in the secondary market and the price of our securities in the secondary market.

         WE HAVE CALLED FOR THE REDEMPTION OF OUR PUBLICLY TRADED WARRANTS. We have provided notice to redeem our publicly traded warrants. Such warrants will be redeemed by us on May 10, 2000 at a redemption price of $.01 per warrant. Holders have until the close of business on May 9, 2000 to exercise their warrants at $6.00 per share or receive $.01 for each unexercised warrant held on such date.

         ANTI-TAKEOVER PROVISIONS MAY ADVERSELY AFFECT THE VALUE OF OUR OUTSTANDING SECURITIES. Pursuant to our Certificate of Incorporation, our Board of Directors may issue up to 1,000,000 shares of preferred stock in the future with such preferences, limitations and relative rights as they may determine without stockholder approval. Currently, there are no shares of our preferred stock outstanding. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock outstanding or that may we may issue in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of our company without further action by the stockholders. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Section 203 prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of our company.

         ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 25,000,000 shares of our common stock. As of March 31, 2000, there were 6,989,320 shares of our common stock issued and outstanding, which amount does not include:

         o the exercise of up to 1,585,900 of our publicly traded warrants to purchase up to 1,585,900 shares of our common stock;
         o the option to purchase up to 140,000 shares of our common stock granted to the underwriter of our initial public offering at an exercise price of $7.50 per share (and an additional 140,000 shares of common stock underlying warrants (which are exercisable at $.15 per warrant) at an exercise price of $9.00 per share);
         o 67,500 shares of our common stock issuable upon exercise of warrants at $2.50 per share; o 195,000 shares of our common stock issuable upon exercise of warrants at $4.00 per share;
         o 30,000 shares of our common stock issuable upon exercise of warrants at $1.00 per share;
         o 90,000 shares of our common stock issuable upon exercise of warrants issued to our placement agent (and its designees) of our private placement of common stock in March 1999 at $1.25 per share;
         o 30,000 shares of our common stock issuable upon exercise of warrants at $6.00 per share;
         o 50,000 shares of our common stock issuable upon exercise of warrants at $2.00 per share;
         o 20,000 shares of our common stock issuable upon exercise of warrants at $7.00 per share;
         o 16,000 shares of our common stock issuable upon exercise of warrants at $1.75 per share; and
         o 1,430,750 shares of our common stock issuable upon exercise of options granted pursuant to our Incentive Option Plan.

         After reserving a total of 3,795,150 shares of our common stock for issuance upon the exercise of all options and warrants described above, we will have at least 14,215,530 shares of authorized but unissued common stock available for issuance without further shareholder approval. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market for our securities.

         In addition, we have 1,000,000 shares of authorized preferred stock. There are no shares of preferred stock currently issued or outstanding. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of our preferred stock could have an adverse effect on the holders of our common stock.

         SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of March 31, 2000, we had 6,989,320 shares of our common stock issued and outstanding. Of these 6,989,320 shares of issued and outstanding common stock, 4,084,970 shares are considered "restricted securities". These "restricted securities" may be sold pursuant to Rule 144 of the Securities Act of 1933 as follows:

         o 3,247,695 shares of our common stock may currently be sold pursuant to Rule 144;
         o 402,682 shares of our common stock may be sold pursuant to Rule 144 commencing July 2000;
         o 157,702 shares of our common stock may be sold pursuant to Rule 144 commencing October 2000;
         o 5,000 shares of our common stock may be sold pursuant to Rule 144 commencing November 2000;
         o 250,000 shares of our common stock may be sold pursuant to Rule 144 commencing December 1999;
         o 21,891 shares of our common stock may be sold pursuant to Rule 144 commencing January 2001;

         Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of:

         (a)      one percent of the Company's issued and outstanding shares; or
         (b) the average weekly volume of sales during the four calendar weeks preceding the sale.

         The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited. Non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company.

         The sale in the public market of our common stock may adversely affect prevailing market prices of our common stock.

         THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK. As of March 31, 2000, we had the following outstanding stock options and warrants to purchase shares of our common stock:

         o warrants to purchase an aggregate of 90,000 shares of our common stock at an exercise price of $1.25 per share;

         o warrants to purchase 67,500 shares of our common stock at an exercise price of $2.50 per share;
         o warrants to purchase 195,000 shares of our common stock at an exercise price of $4.00 per share; o warrants to purchase 30,000 shares of our common stock at an exercise price of $1.00 per share;
         o publicly traded warrants to purchase an aggregate of 1,585,900 shares of our common stock at an exercise price of $6.00 per share;
         o warrants to purchase 140,000 shares of our common stock at an exercise price of $7.50 per share; o warrants to purchase 140,000 shares of our common stock at an exercise price of $9.00 per share;
         o warrants to purchase 30,000 shares of our common stock at an exercise price of $6.00 per share;
         o warrants to purchase 20,000 shares of our common stock at an exercise price of $7.00 per share;
         o warrants to purchase 50,000 shares of our common stock at an exercise price of $2.00 per share; and
         o warrants to purchase 16,000 shares of our common stock at an exercise price of $1.75 per share

         In addition, we have reserved 1,430,750 shares of our common stock for issuance pursuant to outstanding options issued under our incentive stock option plan. The exercise of our outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of our common stock underlying such options or warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us those provided in such securities.

         LIMITATION ON DIRECTOR LIABILITY MAY ADVERSELY AFFECT THE VALUE OF OUR COMMON STOCK. As permitted by Delaware law, our Certificate of Incorporation limits the liability of our directors for monetary damages for breach of their fiduciary duty except for liability in certain instances. As a result of our charter provision and Delaware law, you may have limited rights to recover against our directors for breach of their fiduciary duty.

         WE ARE THE SUBJECT OF A CLASS ACTION COMPLAINT. We are the subject of a class action complaint on behalf of all purchasers of our common stock and warrants between September 9-14, 1999. The complaint alleges that we and others violated the federal securities law by, among other things, the issuance of a press release on September 9,

1999. We believe that the complaint is without merit and we will vigorously contest it, although we can give no assurances as to the ultimate outcome of such complaint.

ITEM 2.  PROPERTIES.

         The Company leases (from an unaffiliated party) approximately 11,000 square feet, at 59 LaGrange Street, Raritan, NJ 08869, which serves as the Company's executive offices and manufacturing facility. The lease term expires on July 13, 2004. The annual rental is $71,250 plus the Company's share of real estate taxes and other occupancy costs.

ITEM 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

         The Company is involved in the following matters:

         1.       AIRNET COMMUNICATIONS CORPORATION V. AMPLIDYNE, INC.

         Plaintiff filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. Plaintiff also alleges damages in the amount of $4,322,579.05, plus interest, costs and attorneys fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserted damages in the amount of $463,411.36, plus interest, costs and attorney fees. Management believes that the allegations in the complaint are without merit. A motion for summary judgment was denied in February 1999. The case is currently in discovery.

         2. The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. According to the plaintiff's attorney, the claim against the Company is for $135,000, plus unspecified compensatory and punitive damages. The Company filed an answer to the complaint denying the allegations and a counterclaim against the plaintiff on September 12, 1998. The counterclaim alleges breach of contract for unspecified damages. The Company believes settlement terms have been reached and has accrued the estimated cost thereof.

         3. In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. The complaints allege that the Company and certain others violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. Recently, the Company was served with a consolidated and amended class action complaint. The Company will promptly respond to this consolidated complaint. The Company believes this complaint has no merit and will vigorously contest it.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         On December 28, 1999, the Company held an annual meeting of stockholders to vote on the election of directors and the ratification of the Company's independent auditors. Of the 6,653,079 shares of the Company's Common Stock entitled to vote at the meeting, holders of 6,086,667 shares were present in person or were represented by proxy at the meeting.

         The directors elected at the meeting and the results of the voting were as follows:

                                                    For               Withheld
                                                    ---               --------

         Devendar S. Bains                       6,067,725             18,942
         Tarlochan Bains                         6,067,725             18,942
         Charles J. Ritchie                      6,067,725             18,942
         Manish V. Detroja                       6,067,725             18,942

         The above represented all of the directors of the Company on December 28, 1999.

         The shares voted regarding the Board of Directors' proposal to select the accounting firm of Grant Thornton LLP, to serve as independent auditors of the Company, were as follows:

         For:              6,069,140
         Against:             12,795
         Abstain:              4,732

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

         The Company's Common Stock and Warrants commenced trading on the Nasdaq Small Cap Market on January 22, 1997. The Common Stock and Warrants are regularly quoted and traded on the Nasdaq SmallCap Market under the symbols AMPD and AMPDW, respectively.

         The following table sets forth the range of high and low closing prices for the Company's Common Stock and Warrants for the period January 22, 1997 up to March 31,1997, the last three quarters in 1997, fiscal 1998, fiscal 1999, and for the period of January 1, 2000 up to March 31, 2000 as reported by the Nasdaq SmallCap Market. The trading volume of the Company's Common Stock and Warrants fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock and Warrants may be adversely affected.

COMMON STOCK

              1997 Calendar Year       Closing Price
              ------------------       -------------
                                       High      Low
                                       ----      ---

            January 22 - March 31      5.625    4.250
            April 1 - June 30          5.375    4.500
            July 1 - September 30      7.625    4.250
            October 1 - December 31    7.375    1.625

            1998 Calendar Year
            ------------------

            January 1 - March 31       2.375     .875
            April 1 - June 30          1.813     .906
            July 1 - September 30      1.750     .750
            October 1 - December 31    1.844     .469

            1999 Calendar Year
            ------------------

            January 1 - March 31       2.625    1.094
            April 1 - June 30          4.500    1.844
            July 1 - September 30     12.250    1.344
            October 1 - December 31   10.125    5.375

            2000 Calendar Year
            ------------------

            January 1 - March 31      11.500    5.313

WARRANTS

             1997 Calendar Year        Closing Price
             ------------------        -------------
                                       High       Low
                                       ----       ---

            January 22 - March 31      .8125     .250
            April 1 - June 30         1.0625     .500
            July 1 - September 30      1.750     .250
            October 1 - December 31   1.0625     .250

            1998 Calendar Year
            ------------------

            January 1 - March 31        .625     .125
            April 1 - June 30           .625     .125
            July 1 - September 30       .531     .125
            October 1 - December 31     .250     .063

            1999 Calendar Year
            ------------------

            January 1 - March 31        .406     .031
            April 1 - June 30           .906     .281
            July 31 - September 30     6.000     .313
            October 31 - December 31   4.500    1.500

            2000 Calendar Year
            ------------------

            January 1 - March 31       5.500    1.500

         On March 31, 2000 the closing prices of the Common Stock and Warrants as reported on Nasdaq SmallCap Market was $77/8 and $211/16, respectively. On March 31, 2000 there were 6,989,320 shares of Common Stock and 1,585,900 Warrants outstanding, held of record by approximately 65 record holders (with over 1,000 beneficial owners).

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of operations - Fiscal year ended December 31, 1999 compared to Fiscal Year ended December 31, 1998.

         Revenues for the fiscal year ended December 31, 1999 increased 20% compared to the fiscal year ended December 31, 1998. The primary reason for the increase was the new business on the NMT-450 multicarrier amplifier for the wireless local loop amplifiers. Shipments in the fourth quarter accounted for the majority of the increase in sales. The Company's principal business strategy since 1995 has been devoted to the engineering production of the linear power amplifiers and Multicarrier Linear Power Amplifiers (MCLPA) prototypes for major international OEM manufactures. During 1998 the Company continued to refine its PCS single and multichannel amplifier products, and several products were shipped to major OEM's in the U.S. and overseas for prototype evaluations.

         Sales for the first 3 quarters of 1999 were weak due to the uncertainly of the South East Asian markets, as planned shipments under purchase orders were never completed due to delay and cancellations by a certain customer. The Company refocused its strategy to obtain more US and European business. As a result of its efforts, the Company was able to obtain a substantial order from a major OEM in Canada. The sales in the fourth quarter of 1999 accounted for 39% of the overall sales for 1999. Management intends to reduce overhead during 2000 and continue to focus its sales and marketing efforts in the US, European and Canadian markets.

         The Company's sales to international markets representing 90% of the Company's sales in 1999, were primarily to Korea, Europe and Canada. Korea has suffered significant currency fluctuations during the past few years, seriously damaging the Company's ability to complete Korean sales orders.

         Cost of sales as a percentage of sales was 93.3% during the year ended December 31, 1999, compared to 98.4% during the same period for 1998. This decrease can be attributed to greater volume of sales and improved margins of NMT-450 business. The Company is continuing to assess cost reduction of its products to improve gross margins in 2000. Also, the Company moved into a smaller facility in July 1999 reducing its annual rental cost.

         Selling, general and administrative expenses increased in 1999 by $325,231 to $1,603,487 from $1,278,256, in 1998. Expressed as a percentage of sales, the selling, general and administrative expenses were 75% in 1999 and 71% in 1998. The principal factors contributing to the increase in selling, general and administrative expenses were related to the staffing levels, bad debt expenses relating principally to our Korean customers and professional fees associated with litigation, new product marketing and investor relations.

         Research, engineering and development expenses decreased to 27% of net sales in 1999 compared to 30% in 1998. In 1999, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the NMT-450 multichannel products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products, which decreased during 1999. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects. The Company's wireless internet amplifier was developed in 1999 and the Company committed up to $900,000 of expenses to maintain its market position for these products during 2000.

         The Company had interest income and other income in 1999 of $337,926 due to earnings on initial public offering proceeds, and reflect lower interest-earning balances. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program.

         Interest expense was higher in 1999 because of the closing out of some capitalized leases on test equipment.

         Stock compensation and financing expenses of $1,721,450 and $186,249 in 1999 and 1998, respectively, reflecting issuances of stock, options and warrants at prices substantially lower than the fair market values. The increase in 1999 expense reflects that the Company issued a significant amount of warrants to consultants during 1999.

         As a result of the foregoing, the Company incurred net losses of $3,535,689 or ($.62) per share for the year ended December 31, 1999 compared with net losses of ($1,916,354) or ($.43) per share for the same period in 1998.

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

         Selling, general and administrative expenses decreased in 1998 by $337,300 to $1,278,256 from $1,615,556, in 1997. Expressed as a percentage of sales, the selling, general and administrative expenses were 71% in 1998 and 66% in 1997. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the reduction in staffing levels, and cost containment efforts.

         Research, engineering and development expenses decreased to 30% of net sales in 1998 compared to 36% in 1997. In 1998, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the PCS single and multichannel products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products, which decreased during 1998. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

         The Company had interest income in 1998 of $79,159 due to earnings on initial public offering proceeds, and reflect lower interest-earning balances.

         Interest expense was lower in 1998 because of the closing out of some capitalized leases on test equipment.

         Stock compensation and financing expenses of $607,179 in 1997 and $186,249 in 1998, relating to the 1996 and 1997 issuances of stock, options and warrants at prices substantially lower than the fair market values. The decrease in 1998 expense reflects that some of these discounts have been fully amortized over the respective vesting periods.

         As a result of the foregoing, the Company incurred net losses of $1,916,359 or ($.43) per share for the year ended December 31, 1998 compared with net losses of ($2,493,611) or ($.57) per share for the same period in 1997.


LIQUIDITY AND CAPITAL RESOURCES

         As of December 31, 1999, the Company had cash and cash equivalents of $1,445,055.

         The Company believes that the net proceeds of the Company's private placements in 1999, option and warrant exercises and cash generated from revenues will permit it to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. Further, the officers of the Company have deferred a portion of their salaries or provided loans to the Company to meet short-term liquidity requirements. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

         During 1999 and through March 31, 2000, the Company raised $2.8 million and $305,000, respectively, from the privately placed sale of securities and from the exercise of warrants and options which were used for working capital purposes. The Company has several lease obligations for certain equipment and an automobile requiring minimum monthly payments of $1,500 through 2002. The Company has converted certain of its obligations to officers through the issuance of Common Stock (at an equivalent fair value) and may continue to do so in 2000.

YEAR 2000

         The Company's internal computers systems consist of individualized PCs. The Company replaced all of these PCs with the latest hardware. The Company's technical software has been upgraded for the Y2K compliance. Presently the Company is exploring the purchase of a new MRP system, which will be Y2K compliant, and will be installed by the second or third quarter of 2000. All other software for day to day office work is Y2K compliant.

         Overall the Company has not seen any material effect upon its business and operations due to the Y2K problem.

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

                  None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

         The names and ages of the directors and executive officers of the Company are set forth below:

NAME                                AGE              POSITION(S) WITH THE COMPANY
Devendar S. Bains*                  49               Chairman of the Board, President,  Chief
                                                     Executive Officer,  Treasurer and Director
Tarlochan Bains                     50               Vice President-Sales & Marketing and Director
Nirmal Bains                        43               Secretary
Charles J. Ritchie*                 58               Director
Manish V. Detroja*                  34               Director

*  Member of the Compensation Committee and Audit Committee.

BACKGROUND OF EXECUTIVE OFFICERS AND DIRECTORS

DEVENDAR S. BAINS has been Chairman of the Board, President, Chief Executive Officer, Treasurer and a director of the Company since its inception in 1988. From 1983 to 1988 Mr. Bains was Group Project Leader of Amplifier division of Microwave Semiconductor Corporation. Previously, Mr. Bains was employed at G.E.C. in Coventry, England. Mr. Bains received a Bachelors Degree in Electronic Engineering from Sheffield University, England, and a Masters Degree from the University of Leeds and Sheffield, England. Mr. Bains is the brother of Tarlochan Bains and the husband of Nirmal Bains.

TARLOCHAN BAINS has been Vice President of Sales and Marketing and a director since 1991. Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Higher National Diploma in Mechanical Engineering from Hatfield Polytechnic, England and a Masters Degree in Automotive Engineering from Cranfield Institute of Technology, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

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

MANISH V. DETROJA was elected to the Board of Directors of the Company in February 1998. Mr. Detroja has been with Current Circuits Inc. ("CCI"), a private company engaged in the manufacturing of printed circuit boards for the electric industry, since its inception in May of 1989. From 1989-1993 Mr. Detroja was the production manager for CCI and from 1993-1996 he was its sales manager for the entire United States. He currently is President and Chief Executive Officer. Mr. Detroja is a graduate of Temple University and has a B.S. in Electrical Engineering Technology.

         The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, including the Amplidyne, Inc. 1996 Incentive Stock Option Plan, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Devendar S. Bains, Charles J. Ritchie and Manish J. Detroja.

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

         To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 1999, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10. EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

         The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1997, 1998 and 1999 for its Chief Executive Officer. No other employee received compensation in excess of $100,000. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company but are not compensated for services provided in their capacities as directors.

                                                                                                     Long Term Compensation
                                                                                                     ----------------------
                                                                 Annual Compensation     Awards   Securities Payouts
                                                                 -------------------   -----------------------------
Name of Individual                                                           Other     Restricted Underlying   All
And Principal Position                   Year        Salary      Bonus       Annual       Stock     LTIP      Other
----------------------                                                                    -----
                                                                          Compensation    Awards Options/SAR  Payout       Comp
                                                                               on         ------      S(#)      s           .
                                      ------------------------------------------------           --------------------------------
Davendar S. Bains,                        1999       $85,000       --       $20,000(1)       --       --        --             --
Chairman                                                                                                                $ 77,000(2)
Chief Executive Officer,                  1998       $85,000       --       $20,000(1)       --       --        --             --
                                                                                                                        $167,000(3)
President and Treasurer                   1997       $85,000       --       $20,000(1)       --       --        --             --

(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation (See note H-3 to the financial statements).
(2) Represents the fair value of shares of Common Stock in lieu of cash payment of the amount owed for deferred compensation - 27,787 shares in the aggregate.
(3) Represents the fair value of shares of Common Stock in lieu of cash payment of the amount owed for deferred compensation - 144,000 shares in the aggregate.

--------------------

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

         On December 31, 1998, accrued and unpaid salary in the aggregate amount of $195,000 owed as of September 30, 1998 to Devendar S. Bains ($117,000), Tarlochan Bains ($54,600) and Nirmal Bains ($23,400), were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 104,000, 48,533 and 20,800 shares, respectively to such persons (based upon the closing sales price of the Common Stock as of September 30, 1998).

         On March 31, 1999, accrued and unpaid salary in the aggregate amount of $20,717 owed as of December 31, 1998 to Devendar S. Bains ($10,566), Tarlochan Bains ($6,629) and Nirmal Bains ($3,522) were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 4,025, 2,526 and 1,342 shares, respectively, to such persons (based upon the closing sales price of the Common Stock as of March 31, 1999).

         On March 31, 1999, accrued and unpaid salary in the aggregate amount of $41,920 owed as of March 31, 1999 to Devendar S. Bains ($14,346), Tarlochan Bains ($25,474) and Nirmal Bains ($2,100) were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 5,465, 9,704 and 800 shares, respectively, to such persons (based upon the closing sales price of the Common Stock as of March 31, 1999).

         On June 30, 1999, accrued and unpaid salary in the aggregate amount of $57,546 owed as of June 30, 1999 to Devendar S. Bains ($27,424), Tarlochan Bains ($22,822) and Nirmal Bains ($7,300) were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 15,398, 12,815 and 4,099 shares, respectively, to such persons (based upon the closing sales price of the Common Stock as of June 30, 1999).

         On September 30, 1999, accrued and unpaid salary in the aggregate amount of $38,541 owed as of September 30, 1999 to Devendar S. Bains ($20,885), Tarlochan Bains ($12,986) and Nirmal Bains ($4,700), were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 3,358, 2,088 and 756 shares, respectively, to such persons (based upon the closing sales price of the Common Stock on September 29, 1999).

         On December 31, 1999, accrued and unpaid salary in the aggregate amount of $22,369 owed as of December 31, 1999 to Devendar S. Bains ($14,346), Tarlochan Bains ($5,923) and Nirmal Bains ($2,100), were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 3,566, 1,060 and 376 shares, respectively, to such persons (based upon the closing sales price of the Common Stock on December 31, 1999).

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

         As of December 31, 1999, 1,471,000 options to purchase Common Stock under the Incentive Option Plan were granted to certain employees, including Devendar Bains (1,000,000 options), Tarlochan Bains (100,000 options) and Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Sales and Marketing and Secretary, respectively. The options are exercisable at $4.00. 30,000 options to purchase Common Stock were granted to each of Messrs. Detroja and Ritchie, Directors of the Company, under the Incentive Option Plan. These options are exercisable at $1.25 and are fully vested. The 1,471,000 options granted under the Incentive Option Plan are referred to collectively as the "Employee Options". No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

         In February and March 2000, 40,250 of such options were exercised by employees at $4.00 per share, resulting in proceeds of $161,000.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                  OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 2000 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:

Name of Beneficial                        Number of Shares          Percentage %
Owner*                                    of Common Stock(1)        Ownership
------                                    ------------------        ---------

Devendar S. Bains(2)                             3,272,985                40.71
Tarlochan Bains(3)                                 177,456                 2.50
Nirmal Bains(2)                                  3,272,985                40.71
Charles J. Ritchie(4)                               30,000                  .43
Manish V. Detroja(5)                                30,000                  .43

All Officers and
  Directors as a group
  (5 persons)(6)                                 3,511,441                44.07

-------------------------

* Unless otherwise indicated, the address of all persons listed in this section is c/o Amplidyne, Inc., 59 LaGrange Street, Raritan, NJ 08869.

(1) Beneficially ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Securities Exchange Act.

(2) Mr. Devendar Bains is the husband of Mrs. Nirmal Bains and the brother of Mr. Tarlochan Bains. Mr. Devendar Bains is the record holder of 2,194,812 of such shares and Mrs. Nirmal Bains is the record holder of 28,173 of such shares. Includes 1,000,000 Employee Options which were granted to Mr. Devendar Bains. Includes 50,000 Employee Options which were granted to Ms. Nirmal Bains. See "Executive Compensation-Stock Option Plans and Agreements."

(3) Mr. Tarlochan Bains is the brother of Mr. Devendar Bains. Mr. Tarlochan Bains is the record holder of 78,456 of such shares. Includes 100,000 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

(4) The address for such person is 92 Parker Road, Long Valley, NJ 07853. Includes 30,000 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

(5) The address for such person is 925 Schwal Road, Hatfield, PA 19440. Includes 30,000 Employee Options. See "Executive Compensation - Stock Option Plans and Agreements."

(6) Includes 1,000,000 options held by Devendar Bains, 50,000 options held by Nirmal Bains, 100,000 options held by Tarlochan Bains, 30,000 options held by Mr. Detroja and 30,000 options held by Mr. Ritchie. See Notes 2, 3, 4 and 5.

ITEM 12. CERTAIN  RELATIONSHIPS AND RELATED TRANSACTIONS

         Between January 1994 and December 1996, Devendar S. Bains, the Company's President and Chief Executive Officer, loaned the Company an aggregate of $442,745 without interest, payable on demand. $339,694 was repaid during 1997 and an additional $98,000 was repaid during 1998. In connection with the Company's settlement of a litigation, Devendar S. Bains, the Company's President and Chief Executive Officer, loaned the Company $41,000 (in October 1997) without interest, payable on demand. Through December 31, 1999, substantially all amounts were settled either by payment or issuance of stock.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a)(1)  FINANCIAL STATEMENTS.

         The following financial statements are included in Part II, Item 7:


Index to Financial Statements                                       F-1

Report of Independent Certified Public Accountants                  F- 2

Balance Sheet                                                       F- 3

Statement of Operations                                             F- 5

Statement of  Stockholders' Equity                                  F- 6

Statement of Cash Flows                                             F- 7

Notes to Financial Statements                                       F- 8 - F- 20

(a) (2) EXHIBITS

  1.1*            Form of Underwriting Agreement
  1.2*            Form of Selected Dealer Agreement
  1.3*            Form of Agreement Among Underwriters
  3.1*            Certificate of Incorporation of the Company
  3.2*            Certificate of Merger (Delaware)
  3.3*            Certificate of Merger (New Jersey)
  3.4*            Agreement and Plan of Merger
  3.5*            By-Laws of the Company
  3.6**           Certificate of Designation of Series A Preferred Stock
  4.1*            Specimen Certificate for shares of Common Stock
  4.2*            Specimen Certificate for Warrants
  4.3*            Form of Underwriter's Purchase Option
  4.4*            Form of Warrant Agreement
10.1*             1996 Incentive Stock Option Plan
10.2*             Employment Agreement between the Company and Devendar S. Bains
10.3*             Employment Agreement between the Company and Tarlochan Bains
10.4*             Employment Agreement between the Company and Nirmal Bains
10.5              Intentionally Omitted
10.6              Intentionally Omitted
10.7*             Agreement between the Company and Electronic Marketing
                  Associates, Inc.
10.8*             Agreement between the Company and Link Microtek Limited.

10.9*             Agreement between the Company and ENS Engineering.
10.10             Intentionally Omitted
10.11             Intentionally Omitted
10.12*            Form of Lockup Agreement with Officers, Directors and 5% or
                  Greater Shareholders.
10.13*            Form of Lockup Agreement with Selling Securityholders.
23.2              Consent of Grant Thornton, LLP,  Independent Certified Public
                  Accountants.
27                Financial Data Schedule

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

**    Incorporated by Reference to the Company's Form 8-K filed on August 3,
1999.

         (b)      REPORTS ON FORM 8-K

                  The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 1999.

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

        Statements of Cash Flows                                       F-7

        Notes to Financial Statements                              F-8 - F-21

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
    AMPLIDYNE, INC.


We have audited the accompanying balance sheets of Amplidyne, Inc. as of December 31, 1999 and 1998, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards applicable in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles applicable in the United States.



GRANT THORNTON LLP


Edison, New Jersey
March 30, 2000

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,

                           ASSETS                           1999                1998
                                                        ------------       ------------
CURRENT ASSETS
    Cash and cash equivalents                           $  1,445,055       $    427,510
    Accounts receivable, net of allowance
      for doubtful accounts of $349,000 and
      $86,000 in 1999 and 1998, respectively                 443,585            440,516
    Inventories                                              917,450            558,685

    Prepaid expenses and other                                23,373             14,206
                                                        ------------       ------------

         Total current assets                              2,829,463          1,440,917


PROPERTY AND EQUIPMENT - AT COST
    Machinery and equipment                                  683,609            540,116
    Furniture and fixtures                                    43,750             43,750
    Autos and trucks                                          61,183             61,183
    Leasehold improvements                                     8,141              4,162
                                                        ------------       ------------

                                                             796,683            649,211
    Less accumulated depreciation and amortization           463,123            342,052
                                                        ------------       ------------

                                                             333,560            307,159


SECURITY DEPOSITS                                             35,625             35,000
                                                        ------------       ------------

                                                        $  3,198,648       $  1,783,076
                                                        ============       ============

The accompanying notes are an integral part of these statements.

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,

                     LIABILITIES AND
                    STOCKHOLDERS' EQUITY                      1999              1998
                                                        --------------     ------------
CURRENT LIABILITIES
    Current maturities of lease obligations             $     16,202       $     70,311
    Accounts payable                                         446,005            220,991
    Accrued expenses                                         116,756            255,439
    Settlement of litigation                                  85,000
    Deferred compensation and stockholders'
      loans payable                                                -             32,151
                                                        ------------       ------------

         Total current liabilities                           663,963            578,892


LONG-TERM LIABILITIES
    Lease obligations, less current maturities                20,320             36,933


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 1,000,000 shares
       of no stated value; no shares issued and
       outstanding                                                 -                  -
    Common stock - authorized, 25,000,000 shares
       of $.0001 par value; shares 6,924,970 and
       4,703,333 shares issued and outstanding at
       December 31, 1999 and 1998, respectively                  692                470
    Additional paid-in capital                            17,618,398         12,735,817
    Accumulated deficit                                  (15,104,725)       (11,569,036)
                                                        ------------       ------------

                                                           2,514,365          1,167,251
                                                        ------------       ------------

                                                        $  3,198,648       $  1,783,076
                                                        ============       ============

The accompanying notes are an integral part of these statements.

                                 Amplidyne, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                             1999              1998
                                                       --------------      ------------
Net sales                                               $  2,150,707       $  1,786,936
Cost of goods sold                                         2,007,378          1,758,915
                                                        ------------       ------------

         Gross profit                                        143,329             28,021

Operating expenses
    Selling, general and administrative                    1,603,487          1,278,256
    Research, engineering and development                    580,281            544,220
    Stock compensation and financing cost                  1,721,450            186,249
                                                        ------------       ------------

         Operating loss                                   (3,761,889)        (1,980,704)

Nonoperating income (expenses)
    Interest income                                           25,558             79,159
    Interest expense                                         (24,726)           (14,064)
    Estimated settlement of litigation                       (85,000)                 -
    Sale of New Jersey net operating loss
        carryforwards                                        252,368                  -
    Forgiveness of accrued consulting fees                    60,000                  -
                                                        ------------       ------------

         Loss before income taxes                         (3,533,689)        (1,915,609)

Provision for income taxes                                     2,000                750
                                                        ------------       ------------

         NET LOSS                                       $ (3,535,689)      $ (1,916,359)
                                                        ============       ============

Net loss per share - basic and diluted                  $       (.62)      $       (.43)
                                                        ============       ============

Weighted average number of shares
    outstanding                                            5,753,988          4,485,132
                                                        ============       ============


The accompanying notes are an integral part of these statements.

                                 Amplidyne, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1998 and 1999


                                                               Preferred stock               Common stock           Additional
                                                           ---------------------      -------------------------      paid-in
                                                           Shares      Par value       Shares         Par value       capital
                                                           -------     ---------      ---------      ----------    -------------

Balance at December 31, 1997                                                          4,460,000         $446        $12,304,592

Net loss
Financing and compensation costs related to
  options and warrants issued                                                                                           156,249
Exercise of warrants                                                                     30,000            3             29,997
Conversion of amounts owed for deferred compensation
   to officers into shares of common stock                                              213,333           21            244,979
                                                                                     ----------         ----        ------------


Balance at December 31, 1998                                                          4,703,333          470         12,735,817

Net loss
Issuance of Preferred Stock, net of costs                  50,000          $ 5                                          464,995
Issuance of Common Stock, net of costs                                                  900,000           90            910,594
Exercise of warrants                                                                    819,000           82          1,444,423
Conversion of Preferred Stock into Common Stock           (50,000)          (5)         370,370           37
Financing and compensation costs related to
  options and warrants issued                                                                                         1,721,450
Conversion of amounts owed for deferred
  compensation and accrued commissions to
  officers and others into shares of common
  stock                                                                                 132,267           13            341,119
                                                      -----------          ---       ----------         ----        ------------



BALANCE AT DECEMBER 31, 1999                                   -           $ -         6,924,970         $692        $17,618,398
                                                      ===========          ===        =========          ===         ==========

                                                                 Accumulated
                                                                   Deficit         Total
                                                              -------------     -----------
Balance at December 31, 1997                                    $(9,652,677)    $ 2,652,361

Net loss                                                         (1,916,359)     (1,916,359)
Financing and compensation costs related to
  options and warrants issued                                                       156,249
Exercise of warrants                                                                 30,000
Conversion of amounts owed for deferred compensation
   to officers into shares of common stock                                         245,000
                                                              -------------     -----------

Balance at December 31, 1998                                    (11,569,036)      1,167,251

Net loss                                                         (3,535,689)     (3,535,689)
Issuance of Preferred Stock, net of costs                                           465,000
Issuance of Common Stock, net of costs                                              910,684
Exercise of warrants                                                              1,444,505
Conversion of Preferred Stock into Common Stock                                          32
Financing and compensation costs related to
  options and warrants issued                                                     1,721,450
Conversion of amounts owed for deferred
  compensation and accrued commissions to
  officers and others into shares of common
  stock                                                                             341,132
                                                              -------------     -----------

BALANCE AT DECEMBER 31, 1999                                   $(15,104,725)    $ 2,514,365
                                                              =============     ===========

The accompanying notes are an integral part of this statement.

                                 Amplidyne, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                           1999              1998
                                                                       -----------       -----------
Cash flows from operating activities
    Net loss                                                           $(3,535,689)      $(1,916,359)
                                                                       -----------       -----------
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                                     121,071           104,558
         Bad debt expense                                                  263,000            45,510
         Write-off of obsolete inventory                                    20,000            20,000
         Deferred compensation                                                   -           132,100
         Stock compensation and finance cost                             1,721,450           186,249
         Changes in assets and liabilities
           Accounts receivable                                            (266,069)          220,867
           Inventories                                                    (378,765)         (254,063)
           Prepaid expenses and other                                       (9,792)           (4,908)
           Accounts payable and accrued expenses                           480,344            92,733
                                                                       -----------       -----------

         Total adjustments                                               1,951,239           543,046
                                                                       -----------       -----------
         Net cash used in operating activities                          (1,584,450)       (1,373,313)
                                                                       -----------       -----------
Cash flows from investing activities
    Purchase of property and equipment                                    (147,472)           (1,900)
                                                                       -----------       -----------
Cash flows from financing activities
    Payment of lease obligations                                           (70,722)         (138,289)
    Repayments of stockholder loans, net                                         -           (98,000)
    Proceeds from sale of Preferred Stock, net of costs                    465,000                 -
    Proceeds from sale of Common Stock, net of costs                       910,684                 -
    Proceed from exercise of options and warrants                        1,444,505                 -
                                                                       -----------       -----------
         Net cash provided by (used in) financing activities             2,749,467          (236,289)
                                                                       -----------       -----------
         NET INCREASE (DECREASE) IN CASH AND
             CASH EQUIVALENTS                                            1,017,545        (1,611,502)
Cash and cash equivalents at beginning of year                             427,510         2,039,012
                                                                       -----------       -----------
Cash and cash equivalents at end of year                               $ 1,445,055       $   427,510
                                                                       ===========       ===========
Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                         $    20,000       $    49,000
      Income taxes                                                     $     9,000       $     1,000
See Notes F and G-2 for noncash investing and financing activity


The accompanying notes are an integral part of these statements.

                                 Amplidyne, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 1999 and 1998


NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

     Amplidyne, Inc. (the "Company") has historically operated in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. The Company has recently introduced products which offer high-speed wireless internet connectivity to residential and business clients of internet service providers.

     The Company has incurred losses of $3,535,689 and $1,916,359 in 1999 and 1998, respectively. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock and exercise of warrants and options. The Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has continued to issue its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

     A significant portion (approximately 90% and 94% of the Company's sales in 1999 and 1998, respectively) of the Company's sales has been to international markets. The primary international market through March 1999 has been Korea, which has suffered significant currency fluctuations and economic turmoil which affected the Company's sales. Several of these Korean customers have reduced, delayed or cancelled purchase orders, thereby affecting the timing of when (or if) sales will be made.

     Management's plans for dealing with the foregoing matters include:

     o Increasing sales of its high speed internet connectivity products, which are expected to yield higher profit margins;

     o Decreasing the dependency on these Korean customers by aggressively seeking other customers in the multicarrier amplifier markets;

     o Partnering with significant companies to jointly develop innovative products, which has yielded orders with multinational companies to date, and which are expected to further expand such relationships;

     o In February and March 2000, 40,250 of employee stock options were exercised resulting in proceeds of $161,000, to be used for working capital purposes. Further 24,100 of the public offering warrants were exercised resulting in proceeds of $144,600.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE A (CONTINUED)

     o Reducing costs through a more streamlined operation in the new facility established in July 1999;

     o Funding operations in 2000 with the remaining cash that was received from the 1999 private placements, planned 2000 private placements, and the deferral of payments of officers' salaries, as needed;

     o Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible.


NOTE B - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1.   Revenue Recognition

          Revenue is recognized upon shipment of products to customers.

     2.   Inventories

          Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 1999 and 1998, inventories consisted of the following:

                                                    1999                  1998
                                                  --------              --------

               Component parts                    $377,463              $ 99,473
               Work-in-progress                    539,987               459,212
                                                  --------              --------

                                                  $917,450              $558,685
                                                  ========              ========

     3.   Property, Plant and Equipment

          Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives which range from three to seven years. Leasehold improvements are amortized over the lives of the respective leases or the service

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE B (CONTINUED)

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

     5. Risks, Uncertainties and Certain Concentrations of Credit Risk and Economic Dependency

          The Company's future results of operations involve a number of significant risks and uncertainties. Factors that could affect the Company's future operating results and cause actual results to vary materially from expectations include, but are not limited to, dependence on key personnel, dependence on a limited number of customers, ability to design new products and product obsolescence, ability to generate consistent sales, ability to finance research and development, government regulation, technological innovations and acceptance, competition, reliance on certain vendors, credit and other risks.

          Financial instruments, which potentially subject the Company to concentrations of credit risk, consist principally of cash and accounts receivable. Net sales during 1998 were primarily to Korean customers. The Korean marketplace has suffered significant currency fluctuations and economic turmoil which might affect the Company's future sales. Net sales during 1999 to the Korean marketplace was approximately 18% of total sales.

          During 1999, three customers accounted for 76% of net sales (31%, 27% and 18%) and 70 % of accounts receivable at December 31, 1999. Export sales in 1999, accounted for approximately 90 % of net sales and were primarily to the United Kingdom, Canada and Korea.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE B (CONTINUED)

          During 1998, two customers accounted for 85% of net sales (52% and 33%) and 77% of accounts receivable at December 31, 1998. Export sales in 1998, including through a sales agent for international markets, accounted for approximately 94% of net sales and were primarily to Korea. Sales through the sales agent carry an extended (two years) warranty, for which management has provided an estimated cost to fulfill.

          The Company has expended a considerable effort in developing and marketing its wireless high-speed internet connectivity device. There can be no assurance that the device will yield marketplace acceptance and profitable shipments.

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

                           December 31, 1999 and 1998


NOTE B (CONTINUED)

     8.   Cash and Cash Equivalents

          The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

          The Company maintains cash and cash equivalents in bank deposit and money market accounts in one bank which, at times, may exceed federally insured limits or not be insured. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

     9.   Advertising Expenses

          The Company expenses advertising costs as incurred. Advertising expenses were approximately $33,000 for both years ended December 31, 1999 and 1998.

     10.  Reclassifications

          Certain reclassifications were made to the 1998 amounts to conform to the current presentation.

     11.  Loss Per Share

          Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

          Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation for the years ended December 31, 1999 and 1998 were 5,453,500 shares and 5,649,500 shares, respectively.

     12.  Segment Information

          The Company commenced its wireless internet connectivity business in the summer of 1999. Revenues, expenses and assets of this segment were not significant in 1999.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS

     Public Offering

     A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 22, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company has provided notice to redeem the warrants on May 10, 2000 unless the warrants are previously exercised.

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

     Private Placements

     From 1995 to 1997, the Company offered its common stock units (which included common stock and warrants) and issued promissory notes pursuant to a series of private placements. The Company also issued warrants to certain consultants during this time period. The Company had recorded charges to operations of approximately $3.5 million from 1996 to 1997 relating to such private placements reflecting the difference between the exercise prices and the fair market values of private placements, the revision of the terms of certain warrants and costs recognized for warrants issued to consultants of the Company. For the year ended December 31, 1998, the Company recorded a charge to operations of $186,249, relating to such transactions.

     All promissory notes were paid prior to December 31, 1997. There were no private placements entered into during 1998.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE C (CONTINUED)

     At December 31, 1998, the following warrants remained outstanding: (1) 212,500 exercisable at the lower of $2.50 or 20% below market price on exercise date through until January 20, 2001, (2) 214,000 exercisable at $4.00 through until January 20, 2001, and (3) warrants granted to the officers in 1995 whereby they have the option to purchase up to 350,000 shares of stock (see Note D) at $2.50 per share. In January 1999, the expiration date of these 350,000 warrants was extended to 2001 and the exercise price was reduced to $1.25 per share.

     In 1999, the Company entered into the following private placements and issuances of warrants:

     o Sale of 900,000 shares of common stock at $1.125 per share, resulting in net proceeds of $915,745.

     o Sale of 50,000 shares of Series A Preferred Stock at $10.00 per share, resulting in net proceeds of $465,000. In August 1999, these shares were converted into 370,370 shares of common stock.

     o Warrants to purchase 819,000 shares of common stock were exercised, resulting in proceeds of $1,444,505.

     o Warrants to purchase 525,000 shares of common stock at prices ranging from $1.00 - $7.00 per share were issued to investment banks arranging the above-mentioned private placements and to several consultants and a former employee of the Company. 255,000 of such warrants were exercised in 1999.

     At December 31, 1999, the following 482,500 warrants remain outstanding:
     (1) 67,500 exercisable at the lower of $2.50 or 20% below market value on exercise date through January 20, 2001, (2) 145,000 exercisable at $4.00 through January 20, 2001, (3) 90,000 exercisable at $1.25 through March 2001, (4) 30,000 exercisable at $1.00 through May 2010, (5) 20,000 exercisable at $7.00 through December 2004, (6) 30,000 exercisable at $6.00 through December 2004, (7) 50,000 exercisable at $2.00 through December 2004 and (8) 50,000 exercisable at $4.00 through December 2004.

     For the year ended December 31, 1999, the Company recorded a charge to operations of $1,721,450 reflecting the costs recognized for warrants issued to consultants of the Company, and employee stock options granted with a strike price below quoted market value (see Note D).

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE D - STOCK OPTION PLANS

     An incentive option and stock appreciation rights ("SARs") plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. In May 1996, 267,000 options were granted to approximately forty employees of the Company exercisable at $4.00 per share (estimated fair market value) through May 1, 2000. In June 1996, 1,150,000 options were granted to the principal shareholder and two other officers of the Company exercisable at $4.00 per share (estimated fair market value).

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net loss and loss per share as if the Company had accounted for its employee stock options granted, under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                               1999                     1998
                                           -------------             -----------

      Net loss                             $4,141,789                $2,352,555

      Loss per share                             $.72                      $.52

     There were no options granted, exercised or forfeited in 1998. During 1999, 19,000 options were granted at a strike price above quoted market value at the date of grant, and 91,000 options were granted at a below market value price. The fair values were determined using a Black-Scholes option-pricing model. During 1999, the following assumptions were used:

            Dividend          6.265%
      Risk-free rate
      Volatility            205.346%
      Expected life          5 years

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE D (CONTINUED)

     Stock options, including 350,000 warrants issued to officers, activity during 1998 and 1999 is summarized below:

                                                Shares of       Weighted-
                                              common stock       average
                                              attributable    exercise price
                                               to options      of options
                                              -------------   --------------

Unexercised at December 31, 1997 and 1998       1,723,000       $   3.67

Exercise of warrants                             (350,000)          1.25

Forfeiture                                        (12,000)          4.00

Issuance to employees and directors               110,000           2.50
                                               ----------

Unexercised at December 31, 1998 and 1999       1,471,000       $   3.83
                                               ==========        =======

The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 1999:

                                                     Options Outstanding                          Options Exercisable
                                         -------------------------------------------         ---------------------------
                                                          Weighted-
                                           Number          Average          Weighted-          Number          Weighted-
                                         Outstanding      Remaining          Average         Exercisable        Average
          Range of                       At Period-       Contractual       Exercise         At Period -       Exercise
      Exercise Prices                        End             Life             Price              End             Price
      ---------------                    ---------        ---------        ---------         -----------      ----------
      $1.25 to $4.00                       60,000            2 yrs.          $ 1.25              60,000         $  $1.25
                                        1,411,000                            $ 4.00                                 4.00
                                        ---------
                                        1,471,000


NOTE E - INCOME TAXES

     Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 1999, the Federal net operating loss carryforwards are approximately $7,900,000. The net operating loss carryforwards expire at various dates through 2014, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance has been provided.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE E (CONTINUED)

     The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 1999, the Company received $252,368 from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2000, although there can be no assurance a suitable transaction will be consummated. The New Jersey net operating loss carryforwards are approximately $2,500,000 at December 31, 1999.

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

     The Company's tax provision for 1999 and 1998 is principally due to the impact of state income and minimum taxes.


NOTE F - CAPITAL LEASE OBLIGATIONS

     The Company has capital leases (at interest rates ranging from 8.5% to 14.2%) for certain equipment for use in its manufacturing and research, engineering and development activities and a vehicle.

     Future minimum lease payments on these leases are as follows:

       Year ending December 31,
           2000                                                   $18,986
           2001                                                    12,730
           2002                                                    10,170
                                                                  -------

                                                                   41,886
            Less amount representing interest                       5,364
                                                                  -------

       Present value of minimum lease payments                    $36,522
                                                                  =======

       Short-term portion                                         $16,202
       Long-term portion                                           20,320
                                                                  -------

                                                                  $36,522
                                                                  =======

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE F (CONTINUED)

     The cost of assets under capital leases was approximately $24,104 and $159,000 at December 31, 1999 and 1998, respectively, and is included in property and equipment. Accumulated amortization at December 31, 1999 and 1998 was approximately $16,873 and $61,000, respectively.


NOTE G - COMMITMENTS

     1.   Operating Leases

          The Company leases office and manufacturing space and various equipment under operating leases expiring through 2000.

          During July 1999, the Company entered into a lease agreement for approximately 11,000 square feet of office and manufacturing space. The lease term commenced July 14,1999 and is for a five-year period ending July 13, 2004. The annual rental is $71,250 plus the Company's share of real estate taxes, utilities and other occupancy costs.

          Future minimum lease payments on noncancellable operating leases are as follows:

                 Year ending December 31,
                   2000                                          $ 72,000
                   2001                                            71,000
                   2002                                            71,000
                   2003                                            71,000
                   2004                                            38,000
                                                                 --------

                                                                 $323,000
                                                                 ========

          Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $176,000 and $217,500 for the years ended December 31, 1999 and 1998, respectively.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE G (CONTINUED)

     2.   Employment Agreements

          Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary (the "Officers"). The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

          The Officers have agreed to defer a portion of their compensation. At December 31, 1997, such deferral amounted to $140,000. During 1998, these officers deferred an additional $126,000. In 1998, the Officers converted $245,000 of such deferral into 213,333 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. At December 31, 1998, these officers were owed approximately $27,000 relating to such salary deferrals. In 1999, the Officers converted an aggregate of $181,131 of such deferrals, principally arising in 1999, into 66,378 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time.

          In December 1995, the Company entered into employment agreements with its Vice-President of Corporate Communications and Investor Relations and its Vice-President of Strategic Alliances. Under the terms of each agreement, the officers were to be paid $60,000 per year (paid monthly) each for thirty-six months beginning in January 1996. At the end of 1998, these officers resigned. At December 31, 1998 the Company had accrued expenses aggregating $120,000 for these individuals. In January 1999, these individuals converted an aggregate of $60,000 of such amounts due into 48,000 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. The remaining balance was forgiven and resulted in $60,000 of income recorded in the 1999 statement of operations. During 1999, such individuals entered into new outside consulting arrangements with the Company whereby they received warrants (see Note
          C) and cash consideration. During 1999, $100,000 of cash consideration, to be required over the entire term of the agreement was converted into 17,889 shares of common stock of the Company.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE H - RELATED PARTY TRANSACTIONS

     1.   Stockholder Loan

          During 1994, through 1997, the Company's president and principal shareholder advanced funds to the Company for operating needs. Amounts so advanced were without interest and were repaid from proceeds of the initial public offering or working capital of the Company or were forgiven and contributed to capital.

          During 1998, the Company repaid approximately $98,000. Substantially all amounts have been repaid, recorded against salary deferrals or written off through December 31, 1999.

     2.   Purchases From Related Party

          A member of the Company's Board of Directors is President and CEO of one of the Company's vendors. During 1999, the Company made purchases of approximately $91,000 from this vendor.


NOTE I - LITIGATION

     The Company is involved in the following matters:

     1.   AIRNET COMMUNICATIONS CORPORATION V. AMPLIDYNE, INC.

              Plaintiff filed a compliant in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. Plaintiff also alleges damages in the amount of $4,322,579, plus interest, costs and attorneys fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserted damages in the amount of $463,411, plus interest, costs and attorney fees. Management believes that the allegations in the complaint are without merit. A motion for summary judgment was denied in February 1999. The case is currently in discovery.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE I (CONTINUED)

     2.   ENS ENGINEERING V. AMPLIDYNE, INC.

             The Company is also a defendant in a complaint filed in the United Stated District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. According to the plaintiff's attorney, the claim against the Company is for $135,000, plus unspecified compensatory and punitive damages. The Company filed an answer to the complaint denying the allegations and a counterclaim against the plaintiff on September 12, 1998. The counterclaim alleges breach of contract for unspecified damages, which in the opinion of management exceeds $1,000,000. The Company believes settlement terms have been reached, and has accrued the estimated cost thereof.

     3.   CLASS ACTION LITIGATION

             In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. The complaints allege that the Company and certain others violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. Recently, the Company was served with a consolidated and amended class action complaint. The Company will promptly respond to this consolidated complaint. The Company believes this complaint has no merit and will vigorously contest it.

     From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.


NOTE J - 401(K) PLAN

     During 1996, the Company established a defined contribution plan, the "Amplidyne, Inc. 401(k) Plan." No contributions are made by the Company. All employees with greater than six months' service with the Company are eligible to join the plan. The plan is administered by American Funds Service Company.

                                 Amplidyne, Inc.

                           December 31, 1999 and 1998


NOTE K - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1999 and 1998, the Company recorded the following:

                                                                       1999                     1998
                                                                   ------------             ------------
      Stock compensation cost                                        $722,250                 $156,000
      Compensation expense                                                                      25,000
      Write-off of obsolete inventory/warranty provision                                        45,000
      Reduction to sales                                                                       117,800
      Increase to bad debt expense                                    138,000                   45,000
      Consulting expense                                              100,000

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


Signature                                   Title                                   Date
---------                                   -----                                   ----

/s/ Devendar S. Bains               Chief Executive Officer,                    April 14, 2000
-------------------------------     President, Treasurer,
Devendar S. Bains                   Principal Accounting Officer
                                    and Director



/s/ Tarlochan Bains                 Vice President and Director                 April 14, 2000
--------------------------------
Tarlochan Bains


/s/ Nirmal Bains                    Secretary                                   April 14, 2000
---------------------------------
Nirmal Bains

/s/ Charles J. Ritchie               Director                                   April 14, 2000
--------------------------------
Charles J. Ritchie

/s/ Manish V. Detroja                Director                                   April 14, 2000
-----------------------------
Manish V. Detroja