Form 10QSB
period 2000-03-31
AMPLIDYNE INC
filed 2000-05-19
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931


                                 AMPLIDYNE, INC.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


         DELAWARE                                               22-3440510
--------------------------------                            --------------------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                               Identification No.)

                               59 LaGrange Street
                            Raritan, New Jersey 08869
                    ----------------------------------------
                    (Address of principal executive offices)


                                 (908) 253-6870
                              --------------------
                           (Issuer's telephone number)


      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No [ ]


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 15, 2000 was 7,316,379.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2000


                                TABLE OF CONTENTS


PART 1 - FINANCIAL INFORMATION

Item 1      FINANCIAL STATEMENTS (Unaudited):

            Balance Sheets...................................................1-2

            Statements of Operations...........................................3
 .
            Statement of Cash Flows............................................4

            Statement of Changes in Stockholder's Equity.......................5

            Notes to Financial Statements....................................6-8

Item 2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations............................9-10

PART II - OTHER INFORMATION

Item 2. Change in Securities..................................................11

Signatures....................................................................12

Exhibit 27- Financial Data Schedule...........................................13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                      December 31,  March 31,
                                                         1999         2000
                                                      ----------   ----------
                                                                   (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                           $1,445,055   $1,217,664
  Accounts receivable, net of allowance
    for doubtful accounts of $349,000                    443,585      645,797
  Inventories                                            917,450      845,207
  Prepaid expenses                                        23,373       45,387
                                                      ----------   ----------

  Total current assets                                 2,829,463    2,754,055
                                                      ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                683,609      687,370
  Furniture and fixtures                                  43,750       43,750
  Autos and trucks                                        61,183       61,185
  Leasehold improvements                                   8,141        8,141
                                                      ----------   ----------
  Total                                                  796,683      800,446
  Less: Accumulated depreciation and amoritization       463,123      495,719
                                                      ----------   ----------
    Net property and equipment                           333,560      304,727
                                                      ----------   ----------

SECURITY DEPOSITS                                         35,625       35,625
                                                      ----------   ----------

TOTAL ASSETS                                          $3,198,648   $3,094,407
                                                      ==========   ==========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                         December 31,  March 31,
                                                            1999        2000
                                                        -----------  -----------
                                                                     (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations              $    16,202  $    16,192
  Accounts payable                                         446,005      219,324
  Accrued expenses                                         116,756      163,747
  Settlement of litigation                                  85,000       85,000
                                                       -----------  -----------

    Total current liabilities                              663,963      484,263

LONG-TERM LIABILITIES
  Lease obligations, less current maturities                20,320       15,068

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 1,000,000 shares
    of no stated value; no shares issued and                    --           --
outstanding
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 6,924,970 and
6,989,320 shares
     issued and outstanding at December 31, 1999
and March                                                      692          699
     31, 2000, respectively.
Additional paid-in-capital                              17,618,398   18,023,991
Accumulated deficit                                    (15,104,725) (15,429,614)
                                                       -----------  -----------

  Total stockholders' equity
                                                         2,514,365    2,595,076
                                                       -----------  -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY             $ 3,198,648  $ 3,094,407
                                                       ===========  ===========



    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                        Three        Three
                                                        Months       Months
                                                        Ended        Ended
                                                       March 31,    March 31,
                                                         2000         1999
                                                      ----------   ----------

Net Sales                                             $  899,068   $  655,170
Cost of goods sold                                       660,098      534,505
                                                      ----------   ----------

  Gross profit                                           238,970      120,665

Operating expenses
 Selling, general & administrative                       365,309      342,397
 Research, engineering and development                   109,567      131,710
 Stock Compensation                                      100,000           --
                                                      ----------   ----------

  Operating loss                                        (335,906)    (353,442)

Other non operating income (expenses)
 Interest income                                          11,746        5,976
 Interest expense                                           (729)     (12,444)
 Other Income                                                 --       60,000
                                                      ----------   ----------

  NET LOSS                                            $ (324,889)  $ (299,910)
                                                      ==========   ==========

Net loss per share - basic and diluted                $     (.05)  $     (.05)
                                                      ==========   ==========

Weighted average number of shares
outstanding                                            6,931,160    5,456,994
                                                      ==========   ==========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Three          Three
                                                        Months         Months
                                                        Ended          Ended
                                                   March 31, 2000 March 31, 1999
                                                   -------------- --------------
Cash flows from operating activities:
 Net Loss                                             $ (324,889)  $ (299,910)

 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                         32,596       28,615
    Stock compensation charge                            100,000           --
    Changes in assets and liabilities
      Accounts receivable                               (202,212)      43,927
      Inventories                                         72,243     (222,508)
      Prepaid expenses and other current assets          (22,014)       3,081
      Accounts payable and accrued expenses             (179,690)      42,815
                                                      ----------   ----------
           Total adjustments                            (199,077)    (104,070)
                                                      ----------   ----------
    Net cash used for operating activities              (523,966)    (403,980)
                                                      ----------   ----------
Cash flows from investing activities:
  Purchase of property and equipment                      (3,763)          --
                                                      ----------   ----------
    Net cash used for investing activities                (3,763)          --
                                                      ----------   ----------
Cash flows from financing activities:
  Payment of lease obligations                            (5,262)     (16,347)
  Repayments of stockholders' loans                           --      (26,000)
  Proceeds from issuance of stock and
   exercise of options and warrants                      305,600    1,135,137
                                                      ----------   ----------
   Net cash provided by financing                        300,338    1,092,790
    activities                                        ----------   ----------

      NET INCREASE (DECREASE) IN CASH                   (227,391)     688,810

Cash at beginning of period                            1,445,055      427,510
                                                      ----------   ----------
Cash and cash equivalents at end of period            $1,217,664   $1,116,320
                                                      ==========   ==========
Supplemental disclosures of cash flow
information
  Cash paid for:  Interest                            $      729   $   12,444
                  Income taxes                                --           --

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                           FOR THE THREE MONTHS ENDED
                                 MARCH 31, 2000
                                   (UNAUDITED)

                          PREFERRED STOCK     COMMON STOCK         ADDITIONAL     ACCUMULATED
                         SHARES  PAR VALUE  SHARES  PAR VALUE   PAID-IN-CAPITAL     DEFICIT)     TOTAL
                         ------  ---------  ------  ---------   ---------------     --------     -----
Balance at
December 31, 1998                          4,703,333   $470       $12,735,817   $(11,569,036)  $1,167,251
Net Loss                                                                          (3,535,689)  (3,535,689)
Issuance of Preferred
 Stock, net of costs     50,000 $    5                                464,995                     465,000
Issuance of Common
 Stock, net of costs                         900,000     90           910,594                     910,684
Exercise of warrants                         819,000     82         1,444,423                   1,444,505
Conversion of
Preferred Stock into
Common Stock            (50,000)    (5)      370,370     37                                            32
Financing and
 compensation costs
 related to
 options and
 warrants issued                                                    1,721,450                   1,721,450
Conversion of amounts
 owed for deferred
 compensation and
 accrued
 commissions to
 officers and
 others into shares
 of common stock                             132,267     13           341,119                     341,132
                        ------- ------     ---------   ----       -----------   -----------   -----------
Balance at
December 31, 1999            -- $   --     6,924,970   $692      $ 17,618,398   $(15,104,725)  $2,514,365
Net loss                                                                            (324,889)    (324,889)
Stock compensation
charge                                                                100,000                     100,000
Exercise of warrants                          24,100      2           144,598                     144,600
Exercise of options                           40,250      5           160,995                     161,000
Balance at Mar 31, 2000      -- $   --     6,989,320   $699       $18,023,991   $(15,429,614)  $2,595,076
                        ======= ======     =========   ====       ===========   ============   ==========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2000 and March 31, 1999
(b) the financial position at December 31, 1999 and March 31, 2000 (c) the statements of cash flows for the three-month periods ended March 31, 2000 and March 31, 1999, and (d) the changes in stockholders' equity for the three-month period ended March 31, 2000, have been made. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION
The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 1999, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2000.

NOTE C - PUBLIC OFFERING AND OTHER SALES OF SECURITIES

Public Offering
A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant entitles the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. In April 2000, the Company reduced the exercised price of the warrants to $5.00 per share. The Company has provided notice to redeem the warrants on May 17, 2000 unless the warrants are previously exercised.

In January 1997 and March 1997, the Company received net proceeds of approximately $6,782,000, which included the over-allotment of 210,000 units. The proceeds are net of legal fees, underwriter's fees and other expenses of the offering totaling approximately $1,429,000.

The underwriter received an option to purchase up to 140,000 shares of common stock and 140,000 warrants under the same terms.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS
Private Placements

From 1995 to 1997, the Company offered its common stock units (which included common stock and warrants) and issued promissory notes pursuant to a series of private placements. The Company also issued warrants to certain consultants during this time period. All promissory notes were paid prior to December 31, 1997. There were no private placements entered into during 1998.

At March 31, 2000, the following 498,500 warrants remain outstanding: (1) 67,500 exercisable at the lower of $2.50 or 20% below market value on exercise date through January 20, 2001, (2) 145,000 exercisable at $4.00 through January 20, 2001, (3) 90,000 exercisable at $1.25 through March 2001, (4) 30,000 exercisable at $1.00 through May 2010, (5) 20,000 exercisable at $7.00 through December 2004, (6) 30,000 exercisable at $6.00 through December 2004, (7) 50,000 exercisable at $2.00 through December 2004 and (8) 50,000 exercisable at $4.00 through December 2004 and (9) 16,000 exercisable at $1.75 through March 2004.

In March 2000, 40,250 options and 24,100 warrants were exercised at $4.00 and $6.00 respectively, resulting in total proceeds of $305,600.

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

NOTE E - LITIGATION
Other than as set forth below, the Company is not a party to any litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

The Company is involved in the following matters:

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2000

NOTE D - LITIGATION (CONTINUED)
1.   AIR COMMUNICATIONS CORPORATION V. AMPLIDYNE, INC.


     Plaintiff filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. Plaintiff also alleges damages in the amount of $4,322,579, plus interest, costs and attorney's fees. The Company filed an answer to the complaint denying the allegations therein and a counterclaim on March 10, 1997. The counterclaim alleges breach of contract, common law fraud, conversion and unjust enrichment. The Company further asserted damages in the amount of $463,411, plus interest, costs and attorney's fees. Management believes that the allegations in the complaint are without merit. A motion for summary judgment was denied in February 1999. The case is currently in discovery.

2.   ENS ENGINEERING V. AMPLIDYNE, INC.

     The Company is also a defendant in a complaint filed in the United State District Court for the District of New Jersey on May 13, 1998. The Complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company believes settlement terms have been reached, and has accrued the estimated cost thereof.

3.   CLASS ACTION LITIGATION

     In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. The complaints allege that the Company and certain others violated the Federal securities laws by, among other things, the issuance of a press release on September 9, 1999. By order of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. Recently, the Company was served with a consolidated and amended class action complaint. The Company will promptly respond to this consolidated complaint. The Company believes this complaint has no merit and will vigorously contest it.

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted above, the Company is not aware of any current or pending litigation or proceedings that could have material effect on the Company's results of operations or financial condition.

                         PART 1 - FINANCIAL INFORMATION

   Item 2.  Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

Net sales for the three month period ended March 31, 2000 were $899,068 while sales for the three months ended March 31, 1999 were $655,170. Sales increased due to the Company's new wireless internet products which began shippiing in the first quarter of 2000. The 2000 quarter reflected continued deliveries of orders to Harris Corporation and other large OEM's, and reflected substantially no revenues from the Korean marketkplace. In 1999, sales reflected a significant portion of shipments to Korea, a marketplace which has been unstable.

Gross profit for the three months ended March 31, 2000 amounted to $238,970 (27% of sales), compared to $120,665 (18% of sales) for the corresponding three months of 1999. This increase in gross margin is principally attributable to higher gross profits on the new wireless internet products and efficiencies gained in the manufacturing and assembling of our products, both through larger and more consistent orders and the use of some automation in the manufacturing process.

Research, engineering, and development costs dropped by $22,143 from the first quarter of 2000 from the corresponding three month period of 1999. This trend was achieved due to the utilization of existing R&D knowledge and experience to the development of new products.

Stock compensation charges of $100,000 was recorded in 2000 related to warrants issued to consultants.

Interest income was higher for the first three months of 2000 compared to the corresponding period of 1999. The increase is due to additional funds from the private placement and exercise of warrants during 1999.

As a result of the foregoing, the Company incurred net losses of ($324,889) or (.05) per share for the three months ended March 31, 2000 compared to net losses of ($299,910) or (.05) per share for the same period in 1999.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2000, the Company had cash and cash equivalents of $1,217,664 principally due to the injection of private placement funds and exercise of warrants in 1999 and 2000. The Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees where possible during 1999. This trend is expected to continue in the second, third and fourth quarters of 2000.

In April of 2000, the Company raised an additional $1,595,000 through the privately placed sale of 319,000 shares of common stock. The Company believes that the net proceeds of the Company's private placements and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

Item 2. Change in Securities

During the first quarter ended March 31, 2000, the Company issued 24,100 shares of Common Stock, at $6.00 per share, in connection with the exercise of its publicly traded warrants, resulting in net proceeds of $144,600.

During the first quarter ended March 31, 2000, the Company issued 40,250 shares of Common Stock, at $4.00 per share, in connection with the exercise of employee stock options, resulting in net proceeds of $161,000.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                AMPLIDYNE, INC.


Dated:  May 17, 2000                            By: /s/ DEVENDAR S. BAINS
                                                    ----------------------------
                                                Name:   Devendar S. Bains
                                                Title:  Chief Executive Officer,
                                                        President, Treasurer,
                                                        Principal Accounting
                                                        Officer and Director