Form 10QSB
period 2000-06-30
AMPLIDYNE INC
filed 2000-08-16
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                 AMPLIDYNE, INC.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


     Delaware                                               22-3440510
-------------------                             -------------------------------
(I.R.S. Employer                                (State or other jurisdiction of
Identification No.)                              incorporation or organization)


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

                                 Yes [X] No [ ]

     The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 20, 2000 was 7,448,841.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2000


                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1        FINANCIAL STATEMENTS (Unaudited):

              Balance Sheets..............................................  1-2

              Statements of Operations....................................    3

              Statements of Cash Flows....................................    4

              Statement of Changes in Stockholders' Equity................    5

              Notes to Financial Statements...............................  6-8

Item 2        Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................ 9-10

PART II - OTHER INFORMATION...............................................   11

Signatures................................................................   12

Exhibit 27 - Financial Data Schedule......................................   13

                              PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                     AMPLIDYNE, INC.
                                      BALANCE SHEETS

                                          ASSETS
                                          ------
                                                        June 30,   December 31,
                                                          2000         1999
                                                       ----------   ----------
                                                      (Unaudited)  (derived from
                                                                     audited
                                                                    financial
                                                                    statements)
CURRENT ASSETS
  Cash and cash equivalents                            $2,855,471   $1,445,055
  Accounts receivable, net of allowance
    for doubtful accounts of $349,000                     463,733      443,585
  Inventories                                             776,111      917,450
  Prepaid expenses                                         36,845       23,373
                                                       ----------   ----------

  Total current assets                                  4,132,160    2,829,463
                                                       ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                 689,984      683,609
  Furniture and fixtures                                   43,750       43,750
  Autos and trucks                                         61,183       61,183
  Leasehold improvements                                    8,141        8,141
                                                       ----------   ----------
  Total                                                   803,058      796,683
  Less:  Accumulated depreciation and amoritization       528,997      463,123
                                                       ----------   ----------
    Net property and equipment                            274,061      333,560
                                                       ----------   ----------

SECURITY DEPOSITS                                          35,625       35,625
                                                       ----------   ----------

TOTAL ASSETS                                           $4,441,846   $3,198,648
                                                       ==========   ==========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                     June 30,     December 31,
                                                       2000           1999
                                                   ------------  ------------
                                                    (Unaudited)  (derived from
                                                               audited financial
                                                                  statements)
CURRENT LIABILITIES
  Current maturities of lease obligations          $     14,005  $     16,202
  Accounts payable                                      201,363       446,005
  Accrued expenses                                      106,649       116,756
  Settlement of litigation                               85,000        85,000
                                                   ------------  ------------
    Total current liabilities                           407,017       663,963

LONG-TERM LIABILITIES
  Lease obligations, less current maturities             15,068        20,320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 100,000 shares
    of $.0001 par value; no shares issued and
    outstanding                                              --            --
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 7,411,591, and
    6,924,970 shares issued and outstanding at
    June 30, 2000 and December 31, 1999,
    respectively                                            741           692
Additional paid-in-capital                           20,134,803    17,618,398
Accumulated deficit                                 (16,115,783)  (15,104,725)
                                                   ------------  ------------

  Total stockholders' equity                          4,019,761     2,514,365
                                                   ------------  ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $  4,441,846  $  3,198,648
                                                   ============  ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                   Three          Three           Six            Six
                                                   Months         Months         Months         Months
                                                   Ended          Ended          Ended          Ended
                                                  June 30,       June 30,       June 30,       June 30,
                                                    2000           1999           2000           1999
                                                -----------    -----------    -----------    -----------
Net sales                                       $   529,008    $   422,912    $ 1,428,076    $ 1,078,082
Cost of goods sold                                  509,584        425,804      1,169,682        960,309
                                                -----------    -----------    -----------    -----------
    Gross profit                                     19,424         (2,892)       258,394        117,773

Operating expenses
  Selling, general and administrative               587,377        349,131        952,686        691,528
  Research, engineering and development             137,272        135,702        246,839        267,412
  Stock compensation                                     --             --        100,000             --
                                                -----------    -----------    -----------    -----------

    Operating loss                                 (705,225)      (487,725)    (1,041,131)      (841,167)

Other non operating income (expenses)
  Interest income                                    19,056          5,547         30,802         11,523
  Interest expense                                       --          1,201           (729)        13,645
  Other income                                           --             --             --         60,000
                                                -----------    -----------    -----------    -----------

Loss before income taxes                        $  (686,169)   $  (483,379)   $(1,011,058)   $  (783,289)
Provision for income taxes                               --          2,000             --          2,000
                                                -----------    -----------    -----------    -----------

NET LOSS                                        $  (686,169)   $  (485,379)   $(1,011,058)   $  (785,289)
                                                ===========    ===========    ===========    ===========

Net loss per share - basic and diluted          $      (.09)   $      (.08)   $      (.14)   $      (.15)
                                                ===========    ===========    ===========    ===========

Weighted average number of shares outstanding     7,270,858      5,734,625      7,101,009      5,221,547
                                                ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Six            Six
                                                      Months         Months
                                                      Ended          Ended
                                                  June 30, 2000  June 30, 1999
                                                  -------------  -------------
Cash flows from operating activities:
  Net loss                                        $(1,011,058)   $  (785,289)

  Adjustments to reconcile net loss to net
    cash used in operating activities
      Depreciation and amortization                    65,874         58,047
      Stock compensation charge                       100,000             --
      Changes in assets and liabilities
        Accounts receivable                           (20,148)       (74,274)
        Inventories                                   141,339       (242,583)
        Prepaid expenses and other current assets     (13,472)         6,162
        Accounts payable and accrued expenses        (254,749)      (175,989)
                                                  -----------    -----------
          Total adjustments                            18,844       (428,637)
                                                  -----------    -----------
      Net cash used for operating activities         (992,214)    (1,213,926)
                                                  -----------    -----------

Cash flows from investing activities:
  Purchase of property and equipment                   (6,375)        (9,709)
                                                  -----------    -----------
      Net cash used for investing activities           (6,375)        (9,709)
                                                  -----------    -----------

Cash flows from financing activities:
  Payment of lease obligations                         (7,449)       (65,278)
  Repayments of stockholders' loans                        --        (38,000)
  Proceeds from issuance of stock and
    exercise of options and warrants                2,416,454      1,785,120
                                                  -----------    -----------
      Net cash provided by financing activities     2,409,005      1,681,842
                                                  -----------    -----------

        NET INCREASE IN CASH                        1,410,416        458,207

Cash at beginning of period                         1,445,055        427,510
                                                  -----------    -----------

Cash and cash equivalents at end of period        $ 2,855,471    $   885,717
                                                  ===========    ===========

Supplemental disclosures of cash flow
  information
    Cash paid for:  Interest                      $       729    $    13,645
                    Income taxes                           --             --


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE SIX MONTHS ENDED
                                  JUNE 30, 2000
                                   (UNAUDITED)

                                    Preferred Stock             Common Stock           Additional    Accumulated
                                    ---------------             ------------           ----------    -----------
                                 Shares     Par Value        Shares     Par Value   Paid-In-Capital   (Deficit)        Total
                                 ------     ---------        ------     ---------   ---------------   --------         -----
Balance at January 1, 2000            --   $        --     6,924,970   $       692   $ 17,618,398   $(15,104,725)   $ 2,514,365
Net loss                                                                                              (1,011,058)    (1,011,058)
Stock compensation
  charge                                                                                  100,000                       100,000
Exercise of warrants                                         124,871            13        650,441                       650,454
Exercise of options                                           42,750             5        170,995                       171,000
Issuance from private
  placement                                                  319,000            31      1,594,969                     1,595,000

                             -----------   -----------   -----------   -----------   ------------   ------------    -----------
Balance at June 30, 2000              --   $        --     7,411,591   $       741   $ 20,134,803   $(16,115,783)   $ 4,019,761
                             ===========   ===========   ===========   ===========   ============   =============   ===========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and six month periods ended June 30, 2000 and June 30, 1999 (b) the financial position at December 31, 1999 and June 30, 2000 (c) the statements of cash flows for the six-month periods ended June 30, 2000 and June 30, 1999, and (d) the changes in stockholders' equity for the six-month period ended June 30, 2000, have been made. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

NOTE C - PUBLIC OFFERING AND OTHER SALES OF SECURITIES

Public Offering
A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant originally entitled the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company provided notice in April 2000, to redeem the warrants on May 17, 2000 unless the warrants were previously exercised. On May 1, 2000 the Company reduced the exercise price of the warrants to $5.00 per share. Through May 16, 2000 124,871 warrants were exercised for $650,454. The remaining unexercised warrants of 1,485,129 were redeemed at $.01 per warrant on May 17, 2000.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS
Private Placements

At June 30, 2000, the following 498,500 warrants remain outstanding: (1) 67,500 exercisable at the lower of $2.50 or 20% below market value on exercise date through January 20, 2001, (2) 145,000 exercisable at $4.00 through January 20, 2001, (3) 90,000 exercisable at $1.25 through March 2001, (4) 30,000 exercisable at $1.00 through May 2010, (5) 20,000 exercisable at $7.00 through December 2004, (6) 30,000 exercisable at $6.00 through December 2004, (7) 50,000 exercisable at $2.00 through December 2004 and (8) 50,000 exercisable at $4.00 through December 2004 and (9) 141,000 exercisable at $1.75 through March 2004.

During the six months ended June 30, 2000, 42,750 options were exercised resulting in total proceeds of $171,000.

In April 2000, the Company issued in a private placement, 319,000 shares at $5.00 per share, resulting in proceeds of $1,595,000.

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

NOTE E - LITIGATION

The Company is involved in the following matters:

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2000

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

2.   ENS ENGINEERING V. AMPLIDYNE, INC.

     The Company is also a defendant in a complaint filed in the United State District Court for the District of New Jersey on May 13, 1998. The Complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached settlement terms and accrued the estimated cost thereof at December 31, 1999.

3.   CLASS ACTION LITIGATION

     In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. By order of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. In March 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9 and 17, 1999. The complaint alleges that the Company and certain others violated the Federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Recently, the Company made a motion to dismiss the consolidated and amended complaint. The Company believes this complaint has no merit and will vigorously contest it.

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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-SIX AND THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX AND THREE MONTHS ENDED JUNE 30, 1999

     Net sales for the six month period ended June 30, 2000 were $1,428,076 while sales for the six months ended June 30, 1999 were $1,078,082. Net sales for the three month period ended June 30, 2000 were $529,008 while net sales for the three month period ended June 30, 1999 were $422,912. Sales increased due to the Company's new wireless internet products which began shipping in the first quarter of 2000. In addition, the 2000 period reflected continued deliveries of orders to Harris Corporation and other large OEM's, and reflected substantially no revenues from the Korean marketplace. In 1999, sales reflected a significant portion of shipments to Korea, a marketplace which has been unstable.

Gross profit for the six months ended June 30, 2000 amounted to $258,394 (18% of sales), compared to $117,773 (11% of sales) for the corresponding six months of 1999 and $19,424 (4% of sales) compared to ($2,892) ((1%) of sales) for the three months ended June 30, 2000 and 1999, respectively. This increase in gross margin is principally attributable to higher gross profits on the new wireless internet products and efficiencies gained in the manufacturing and assembling of our products, both through larger and more consistent orders and the use of some automation in the manufacturing process.

Selling, general and administrative expenses were $952,686 and $691,528 for the six months ended June 30, 2000 and 1999, respectively, and $587,377 and $349,131 for the three months ended June 30, 2000 and 1999, respectively. The increased costs reflect additional consulting fees and professinal fees in connection with the class action law suit and additional personnel and marketing efforts dedicated to the new wireless internet products.

Research, engineering, and development costs dropped by $20,573 for the first six months of 2000 from the corresponding six month period of 1999. This trend was achieved due to the utilization of existing R&D knowledge and experience to the development of new products.

Stock compensation charges of $100,000 was recorded during the first quarter of 2000 and related to warrants issued to consultants.

Interest income was higher for the first six months of 2000 compared to the corresponding period of 1999. The increase is due to additional funds from the private placement and exercise of warrants during 1999.

As a result of the foregoing, the Company incurred net losses of ($1,011,058) or ($.14) per share for the six months ended June 30, 2000 compared to net losses of ($785,289) or ($.15) per share for the same period in 1999, and ($686,169) or ($.09) per share and ($485,379) or ($.08) per share for the three months ended June 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At June 30, 2000, the Company had cash and cash equivalents of $2,855,471 principally due to the injection of private placement funds and exercise of warrants in 1999 and 2000. During 1999, the Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees where possible. This trend may continue in the third and fourth quarters of 2000.

In April of 2000, the Company raised an additional $1,595,000 through the privately placed sale of 319,000 shares of common stock. The Company believes that the net proceeds of the Company's private placements, the exercise of warrants, and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

During the second quarter ended June 30, 2000, the Company issued 2,000 shares of Common Stock, at an exercise price of $6.00 per share, in connection with the exercise of its publicly traded warrants, resulting in net proceeds of $12,000.

During the second quarter ended June 30, 2000, the Company issued 98,771 shares of Common Stock, at an exercise price of $5.00 per share, in connection with the exercise of its publicly traded warrants, resulting in net proceeds of $493,855.

During the second quarter ended June 30, 2000, the Company issued 2,500 shares of Common Stock, at $4.00 per share, in connection with the exercise of employee stock options, resulting in net proceeds of $10,000.

In April 2000, the Company issued 319,000 shares of Common stock, at $5.00 per share, to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended, resulting in net proceeds of $1,595,000.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(b)      REPORTS ON FORM 8-K

         (i) The Registrant filed a Current Report on Form 8-K on April 7, 2000, disclosing the notice of redemption of the publicly traded warrants on May 10, 2000.

         (ii) The Registrant filed a Current Report on Form 8-K on May 3, 2000, disclosing the reduction of the exercise price of the publicly traded warrants from $6.00 to $5.00 per share and the extension of the exercise period through the close of business on May 16, 2000.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          AMPLIDYNE, INC.


Dated:  August 14, 2000                   By: /s/ DEVENDAR S. BAINS
                                          -------------------------
                                          Name:   Devendar S. Bains
                                          Title:  Chief Executive Officer,
                                                  President, Treasurer,
                                                  Principal Accounting
                                                  Officer and Director