Form 10QSB
period 2000-09-30
AMPLIDYNE INC
filed 2000-11-17
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.

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

                                 (908) 253-6870
                           ---------------------------
                           (Issuer's telephone number)


         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes [X] No[ ]

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of September 30, 2000 was 7,453,841.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2000

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1        Financial Statements (Unaudited):

              Balance Sheets............................................    1-2

              Statements of Operations..................................     3

              Statements of Cash Flows..................................     4

              Statement of Changes in Stockholders' Equity..............     5

              Notes to Financial Statements.............................    6-8

Item 2        Management's Discussion and Analysis of Financial
                Condition and Results of Operations.....................    9-10

PART II - OTHER INFORMATION

Item 2.  Change in Securities...........................................    11

Signatures..............................................................    12

Exhibit 27- Financial Data Schedule.....................................    13

                         PART 1 - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS

                                                     September 30,  December 31,
                                                         2000           1999
                                                     ------------   ------------
                                                      (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                          $  2,361,752   $  1,445,055
  Accounts receivable, net of allowance
    for doubtful accounts of $282,000 and
    $349,000 at September 30, 2000 and
    December 31, 1999, respectively                       452,966        443,585
  Inventories                                             715,844        917,450
  Prepaid expenses                                         48,582         23,373
                                                     ------------   ------------

  Total current assets                                  3,579,144      2,829,463
                                                     ------------   ------------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                 690,303        683,609
  Furniture and fixtures                                   43,750         43,750
  Autos and trucks                                         61,185         61,183
  Leasehold improvements                                    8,137          8,141
                                                     ------------   ------------
  Total                                                   803,375        796,683
  Less:  Accumulated depreciation and amoritization       562,275        463,123
                                                     ------------   ------------
    Net property and equipment                            241,100        333,560
                                                     ------------   ------------

SECURITY DEPOSITS                                          35,625         35,625
                                                     ------------   ------------

TOTAL ASSETS                                         $  3,855,869   $  3,198,648
                                                     ============   ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                  September 30,   December 31,
                                                                      2000            1999
                                                                  ------------    ------------
                                                                   (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                         $     14,351    $     16,202
  Accounts payable                                                     176,555         446,005
  Accrued expenses                                                     139,091         116,756
  Accrual for settlement of litigation                                  85,000          85,000
                                                                  ------------    ------------

    Total current liabilities                                          414,997         663,963

LONG-TERM LIABILITIES
  Lease obligations, less current maturities                             8,261          20,320

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 100,000 shares
    of $.0001 par value; no shares issued and outstanding                   --              --
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 7,453,841, and 6,924,970 shares issued and outstanding at September 30, 2000 and
      December 31, 1999, respectively                                      745             692
Additional paid-in-capital                                          20,187,611      17,618,398
Accumulated deficit                                                (16,755,745)    (15,104,725)
                                                                  ------------    ------------

  Total stockholders' equity                                         3,432,611       2,514,365
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,855,869    $  3,198,648
                                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                              Three         Three           Nine           Nine
                                             Months         Months         Months         Months
                                              Ended          Ended          Ended          Ended
                                            Sept. 30,      Sept. 30,      Sept. 30,      Sept. 30,
                                              2000           1999           2000           1999
                                              ----           ----           ----           ----

Net Sales                                 $   474,128    $   229,587    $ 1,902,204    $ 1,307,669
Cost of goods sold                            564,949        348,091      1,734,631      1,308,400
                                          -----------    -----------    -----------    -----------

    Gross profit (loss)                       (90,821)      (118,504)       167,573           (731)

Operating expenses

  Selling, general & administrative           454,606        301,993      1,407,292        993,521
  Research, engineering and development       133,799        124,662        380,638        392,074
  Stock Compensation                               --             --        100,000             --
                                          -----------    -----------    -----------    -----------

    Operating loss                           (679,226)      (545,159)    (1,720,357)    (1,386,326)

Other non operating income (expenses)
  Interest income                              39,085          6,737         69,887         18,260
  Interest expense                                179        (14,133)          (550)       (27,778)
  Other Income                                     --             --             --         60,000
                                          -----------    -----------    -----------    -----------

Loss before Taxes                         $  (639,962)   $  (552,555)   $(1,651,020)   $(1,335,844)
Provision for Taxes                                --          4,304             --          6,304
                                          -----------    -----------    -----------    -----------

NET LOSS                                  $  (639,962)   $  (556,859)   $(1,651,020)   $(1,342,148)
                                          ===========    ===========    ===========    ===========


Net loss per share - basic and diluted    $      (.09)   $      (.09)   $      (.23)   $      (.24)
                                          ===========    ===========    ===========    ===========

Weighted average number of shares
outstanding                                 7,430,448      6,003,462      7,211,546      5,482,185
                                          ===========    ===========    ===========    ===========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                        Nine           Nine
                                                       Months         Months
                                                       Ended          Ended
                                                   Sept. 30, 2000 Sept. 30, 1999
                                                   -------------- --------------
Cash flows from operating activities:
 Net Loss                                           $(1,651,020)   $(1,342,148)

  Adjustments to reconcile net loss to net cash
   used in operating activities
    Provision for slow moving inventory                                 20,000
    Provision for bad debt                                             125,000
    Depreciation and amortization                        99,152         88,178
    Stock compensation charge                           100,000         19,000
    Changes in assets and liabilities
     Accounts receivable                                 (9,381)       (35,257)
     Inventories                                        201,606       (325,084)
     Prepaid expenses and other current assets          (25,209)         6,396
     Accounts payable and accrued expenses             (247,115)      (151,852)
                                                    -----------    -----------
       Total adjustments                                119,053       (253,619)
                                                    -----------    -----------
    Net cash used for operating activities           (1,531,967)    (1,595,767)
                                                    -----------    -----------

Cash flows from investing activities:

  Purchase of property and equipment                     (6,692)       (20,299)
                                                    -----------    -----------
    Net cash used for investing activities               (6,692)       (20,299)
                                                    -----------    -----------

Cash flows from financing activities:

  Payment of lease obligations                          (13,910)       (63,810)
  Repayments of stockholders' loans                          --        (44,500)
  Proceeds from issuance of stock and exercise of
   options and warrants                               2,469,266      2,585,293
                                                    -----------    -----------
    Net cash provided by financing activities         2,455,356      2,476,983
                                                    -----------    -----------

      NET INCREASE IN CASH                              916,697        860,917

Cash at beginning of period                           1,445,055        427,510
                                                    -----------    -----------

Cash and cash equivalents at end of period          $ 2,361,752    $ 1,288,427
                                                    ===========    ===========

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                          $       729    $    27,778
                  Income taxes                            2,700          4,304


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                            FOR THE NINE MONTHS ENDED
                               SEPTEMBER 30, 2000
                                   (UNAUDITED)

                             Preferred Stock       Common Stock       Additional      Accumulated
                             ---------------       ------------       ----------      -----------
                            Shares   Par Value   Shares  Par Value  Paid-in-capital    (Deficit)         Total
                            ------   ---------   ------  ---------  ---------------    ---------         -----
Balance at
January 1, 2000                 --      $--    6,924,970   $ 692      $17,618,398   $ (15,104,725)   $ 2,514,365

Net loss                                                                               (1,651,020)    (1,651,020)
Stock compensation
  charge                                                                  100,000                        100,000
Exercise of warrants                             167,121      17          703,249                        703,266
Exercise of options                               42,750       5          170,995                        171,000
Issuance of common stock                         319,000      31        1,594,969                      1,595,000
                                               ---------   -----      -----------   -------------    -----------

Balance at Sept. 30, 2000         --    $--    7,453,841   $ 745      $20,187,611   $ (16,755,745)   $ 3,432,611
                              ======    ===    =========   =====      ===========   =============    ===========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE A - ADJUSTMENTS
In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2000 and September 30, 1999 (b) the financial position at December 31, 1999 and September 30, 2000 (c) the statements of cash flows for the nine-month periods ended September 30, 2000 and September 30, 1999, and (d) the changes in stockholders' equity for the nine-month period ended September 30, 2000 and the year ended December 31, 1999, have been made. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS
Private Placements

At September 30, 2000, the following 581,250 warrants remain outstanding: (1) 67,500 exercisable at the lower of $2.50 or 20% below market value on exercise date through January 20, 2001, (2) 145,000 exercisable at $4.00 through January 20, 2001, (3) 47,750 exercisable at $1.25 through March 2001, (4) 30,000 exercisable at $1.00 through May 2010, (5) 20,000 exercisable at $7.00 through December 2004, (6) 30,000 exercisable at $6.00 through December 2004, (7) 50,000 exercisable at $2.00 through December 2004 and (8) 50,000 exercisable at $4.00 through December 2004 and (9) 141,000 exercisable at $1.75 through March 2004. At September 30, 2000, the Company had employee stock options outstanding to acquire 1,491,000 shares of common stock at exercise prices of $1.25 to $4.00.

In the quarter ended September 30, 2000, 42,250 warrants were exercised at $1.25 resulting in proceeds of $52,813.

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

NOTE E - LITIGATION
The Company is involved in the following matters:

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                  (UNAUDITED)

NOTE E - LITIGATION (CONTINUED)
1.   AIRNET COMMUNICATIONS CORPORATION V. AMPLIDYNE, INC.

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

2.   ENS ENGINEERING V. AMPLIDYNE, INC.

     The Company is also a defendant in a complaint filed in the United State District Court for the District of New Jersey on May 13, 1998. The Complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached settlement terms in the second quarter of 2000 and accrued the estimated cost thereof at December 31, 1999.

3.   CLASS ACTION LITIGATION

     In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. By order of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. In March 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9 and 17, 1999. The complaint alleges that the Company and certain others violated the Federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Recently, the Company's motion to dismiss the consolidated and amended complaint was denied. The Company believes this complaint has no merit and will vigorously contest it.

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

                         PART 1 - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-NINE AND THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE AND THREE MONTHS ENDED SEPTEMBER 30, 1999

Net sales for the nine month period ended September 30, 2000 were $1,902,204 while sales for the nine months ended September 30, 1999 were $1,307,669. Net sales for the three month period ended September 30, 2000 were $474,128, while net sales for the three month period ended September 30, 1999 were $229,587. Sales increased due to the Company's new wireless internet products which began shipping in the first quarter of 2000. In addition, the period reflected continued deliveries of orders to Harris Corporation and other large OEM's, and reflected substantially no revenues from the Korean marketplace. In 1999, sales reflected a significant portion of shipments to Korea, a marketplace which has been unstable.

Gross profit for the nine months ended September 30, 2000 amounted to $167,573 (9% of sales), compared to gross loss of $(731) (0% of sales) for the corresponding nine months of 1999 and $(90,281) (-19% of sales) compared to $(118,504) (-52% of sales) for the three months ended September 30, 2000 and 1999, respectively. Gross profit improved in 2000, especially in the first two quarters of 2000 due to higher profit margins on the Harris Corporation and other large OEM orders, and improvements in the manufacturing process. The wireless internet products also produced some of the gross profit, however, the set-up time to develop manufacturing processes and small order quantities decreased the overall gross profit margin. The third quarter of both periods were also impacted due to lower sales in the third quarter, as compared to the first two, which were not sufficient to cover fixed costs.

Selling, general and administrative expenses were $1,407,292 and 993,521 for the nine months ended September 30, 2000 and 1999 respectively, and $454,606 and $301,993 for the three months ended September 30, 2000 and 1999 respectively. The increased costs reflect additional consulting fees and professional fees in connection with the class action law suit and additional personnel and marketing efforts dedicated to the new wireless internet products.

Research, engineering, and development costs dropped by $11,436 for the first nine months of 2000 from the corresponding nine month period of 1999. This trend was achieved due to the utilization of existing R&D knowledge and experience to the development of new products.

Stock compensation charges of $100,000 was recorded in 2000 related to warrants issued to consultants.

Interest income was higher for the first nine months of 2000 compared to the corresponding period of 1999. The increase is due to additional funds from the private placement and exercise of warrants and options during 2000.

As a result of the foregoing, the Company incurred net losses of ($1,651,020) or ($.23) per share for the nine months ended September 30, 2000 compared to net losses of ($1,342,148) or ($.24) per share for the same period in 1999, and ($639,962) or ($.09) per share and ($556,859) or ($.09) per share for the three months ended September 30, 2000 and 1999, respectively.

LIQUIDITY AND CAPITAL RESOURCES

At September 30, 2000, the Company had cash and cash equivalents of $2,361,752 principally due to the injection of private placement funds and exercise of warrants in 1999 and 2000. Working capital at September 30, 2000 was $3,164,147 compared to $2,165,500 at December 31, 1999. During 1999, the Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees where possible. This trend is expected to continue in the fourth quarter of 2000.

In April of 2000, the Company raised an additional $1,595,000 through the privately placed sale of 319,000 shares of common stock. The Company believes that the net proceeds of the Company's private placements, the exercise of warrants and options, and operations will meet its working capital obligations and fund further development of its business for the next twelve months. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all.

                           PART II - OTHER INFORMATION

ITEM 2.  CHANGE IN SECURITIES

During the third quarter ended September 30, 2000, the Company issued 42,250 shares of Common Stock, at an exercise price of $1.25 per share, in connection with the exercise of certain outstanding warrants, resulting in net proceeds of $52,813.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMPLIDYNE, INC.


Dated:  November 14, 2000             By: /s/ DEVENDAR S. BAINS
                                           ---------------------
                                    Name:  Devendar S. Bains
                                   Title:  Chief Executive Officer,
                                           President, Treasurer,
                                           Principal Accounting
                                           Officer and Director