Form 10KSB
period 2000-12-31
AMPLIDYNE INC
filed 2001-04-16
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2000
                                             -----------------


                           Commission File No. 0-21931

                                 AMPLIDYNE, INC.
            --------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Delaware                                       22-3440510
---------------------------------              ---------------------------------
 (State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

      59 LaGrange Street
      Raritan, New Jersey                                     08869
      -------------------                                  -----------
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

      Indicate by check mark if disclosure of  delinquent  filers  pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year were $2,595,090.

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2001, was approximately $7,100,803

      Number of shares outstanding of the issuer's common stock, as of March 31, 2001 was 7,465,661.

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

      In the year 2000, the Company has developed new amplifier products for the IMT 2000 standard which is expected to be used for deployment of the 3G (Third Generation) system worldwide within the next few years. The Company has also developed amplifier products for the 3.5 GHZ digital data transmission systems that are presently being developed by some major OEM's in North America. The Company also developed new amplifier products such as the ALC amplifier for its high-speed wireless Internet products. The Company has had its test site in Sparta New Jersey under continuous operation for one full year. The Company has been able to get reliable and successful service under various and severe weather including rain, snow and floods. Although this was a demonstration site, some customers have been extremely satisfied with the service and have purchased equipment from the Company.

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

      In addition to the Company's product line of single channel power amplifiers which are currently utilized by the wireless communications industry, the Company also develops, designs and manufactures Multicarrier Linear Power

Amplifiers ("MCLPAs"). MCLPAs combine the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its
(i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii) established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology which amplifies many channels with minimal distortion at the same time with one product.

      The Company's multi-carrier linear amplifiers were refined for the NMT 450 market with products shipped to Harris Corp. in 2000. The Company expects to obtain future sales orders for these products during 2001-2002. The IMT 2000 products are based on the Company's proprietary pre-distortion and feed forward technology.

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

      In the year 2000 the Company developed several new products for its high speed wireless Internet access systems such as the Microcell, Client Base Station and ISP Base Station for its outdoor solutions based on its 11 Mbps radios. The Company continued to sell its 2Mbps product to the outdoor market during 2000 and introduced its 11 Mbps products during the 3rd quarter of 2000.

      The Company currently has its test site in Sparta New Jersey for the continuous operation well beyond one full year. The Company has been able to get reliable and successful service from this system. The Company has three customers with approximately 20 computers set up on the demonstration site. Two of the customers have purchased the equipment and a third customer is considering the same.

NEW PRODUCTS FOR 2001

      The Company introduced its 11 Mbps products during the third quarter of 2000, and will continue to market both the 11 Mbps and its 2 Mbps products. The Company intends to enhance and refine its amplifier and wireless internet products during 2001. Management believes that the vast majority of ISP's in the developing countries throughout the world do not as yet have access to backbone lines beyond T1 or E1 lines (1.5 to 2.048 Mbps). Therefore, the Company will continue to market its 2 Mbps systems to the ISP's as long as the demand exists.

      The Company's 11 Mbps products were tested and refined for introduction in the third quarter of 2000. The Company intends to continue research and development into faster products and incorporate software features required by the needs of its customers.

      As discussed above, the Company has designed new products for the high speed wireless market and will continue to market these products during the year 2001. Some of the new products the Company introduced or began development in 2000 were:

      o     11 MBPS ACCESS POINT (INDOOR)

      o     11 MBPS PCMCIA CARD (INDOOR)

      o     11 MBPS ISP BASE STATION (OUTDOOR)

      o     11 MBPS MICROCELL (OUTDOOR)

      o     ALC AMPLIFIER FOR OUTDOOR USE

      o LOW POWER AMPLIFIER FOR POWER BOOSTING IN AUTOS AND INDOOR APPLICATIONS (UNDER DEVELOPMENT)

      The Company has also been testing non-line of site antennas for its Ampwave outdoor system.

TIME TO MARKET AND DEMAND

      The growth of the internet has created a demand for faster access requirements; particularly for business users. The increasing use of T1 and DSL lines by businesses is a case in point. Whilst the new technology is emerging, not all parts of the U.S. have access to such technology. Therefore, the advent of "wireless internet access" was an appropriate area to be addressed by the Company during the latter part of 1999 and accordingly, we have been in discussions with several ISPs to form strategic relationships and high quality solutions utilizing our equipment.

      Pent up demand for high speed internet access at a reasonable cost exists in major geographic areas of the U.S., parts of Europe, Asia, Africa and many other regions of the world. The primary objective of our business is to provide a turnkey system for internet service providers (ISP's), the key objective being the subscriber's end cost to the ISP.

      Another sector that has emerged is the "wireless point to point links", in many cases requiring a high-speed link between buildings. The cost of such a link can be as much as $1,200 - 1,400 per month with an installation charge of up to $2,000. A wireless "point to point" link can be established using the Company's system at a one-time fixed cost of approximately $4,000. The customer's return of investment is a few months and they have no monthly DSL bills to pay.

      The Company's entry into this market was a 2 Mbps system in the third quarter of 1999, which was aimed to fulfill the immediate need of ISP's. The Company also introduced its 11 Mbps products in the third quarter of 2000. We intend to continue to explore the possibility of higher speed radios and software upgrades with additional antennas.

      During 2000 the Company continued to add to its list of ISP customers worldwide and believes that it is well positioned for the growth in the foreseeable future.

      A report from Cahners In-Stat Group deals with the future of the enterprise wireless market. The report entitled "2000 Enterprise Wireless Lan Market Update," forecasts that this segment will rise to $3 Billion by 2002. The report finds that the wireless LAN (WLAN) market became a legitimate enterprise technology in 2000. The general desire of organizations to give their employees more mobility has driven sales of the technology introduced during the last two years following adoption of usable standards. New, improved performance and lower cost products for the application continue to be introduced. Growth will be encouraged as existing vendors expand their offerings and new suppliers enter the field. The Company's entry into the High Speed Wireless Internet market at the end of 1999 was, in management's belief, well-timed, and has proven to be so as the Company is now well-positioned with products that were introduced to several ISP's. Our products are being utilized by ISP's in various areas of the United States, South America, Eastern Europe and Asia. The Company is also developing strategic partnerships with ISP's to provide high speed wireless internet access to multi-tenant building owners (without the construction costs of hardwiring buildings) and expects to start connecting some of these multi-tenant buildings during 2001. The Company intends to pursue this market segment aggressively during 2001. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

HISTORICAL

      The Company was incorporated on December 14,1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995. The Company maintains its executive offices at 59 LaGrange Street, Raritan, NJ 08869 and its telephone number is
(908) 253-6870. The Company completed its initial public offering of 1,610,000 Units (each Unit consisting of one (1) share of Common Stock and one (1) Redeemable Common Stock Purchase Warrant ("Warrants")) in January 1997 pursuant to firm commitment underwritten offering. The offering price was $5.10 per Unit. The Warrants were redeemed in May 2000. Prior to redemption, 124,871 Warrants were exercised. The Common Stock trades on the Nasdaq SmallCap Market under the symbol AMPD.

FORWARD LOOKING STATEMENTS

      Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. Such potential risks and uncertainties include, but are not limited to: dependence on a limited number of customers; reductions, delays or cancellations in orders from new or existing customers; potential deterioration of business and economic conditions in the Company's customers marketplaces; new product development and product obsolescence; potential deterioration of the Company's customers credit quality due to deteriorating economic conditions in the Company's customers marketplaces; a limited number of potential customers; intensely competitive industry with increasing price competition; successful development of strategic partnerships globally; reliance on certain key personnel; new product development and product obsolescence; variability in gross margins on new products and resulting impacts on operating results; continued success in the design of new products and the ability to manufacture in quantity such new products; continued favorable business conditions and growth in the wireless communications market; and dependence on certain suppliers for single-sourced components. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

      In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission.

INDUSTRY BACKGROUND

      The market for wireless communication services has grown substantially during the past decade. Cellular and PCS service has been one of the fastest growing segments of the wireless telecommunications market. The growth in cellular and PCS communications has required, and will continue to require, substantial investment by cellular service providers in wireless infrastructure equipment. Moreover, management believes that intensified competition among cellular service providers is resulting in declining costs to end-users as well as new types of service offerings. This demand, coupled with unprecedented growth, will, in management's belief, require new infrastructure equipment and technology that will allow better coverage for higher-density networks. Carriers also need to have the flexibility to place cell sites anywhere, provide speedier deployment without regard to frequency allocation or planning with lower installation, maintenance and operational costs. In order for carriers to meet their demands, new technologies and base station equipment must be deployed.

      According to a report of Strategy Analytics, by 2003 more than 725 million people worldwide will subscribe to cellular and personal communications services. Global Systems for Mobil Communications Technology (GSM) will continue to dominate the worldwide digital cellular market. However CDMA Systems will capture a 20% share of the subscribers by 2003. The report also indicates that Southeast Asia will continue to hold a leadership position through 2003 with total subscribers reaching 250 million. Western Europe is predicted to grow at a compound annual rate of 18% until 2003. Worldwide cellular telephone shipments are predicted to grow by 17% annually, to exceed 330 million units by 2003. Southeast Asia will remain the largest market for cellular phones, representing a 34% market share. The Company intends to pursue this market segment aggressively during 2001. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

      Although there has been a slowdown in the deployment of wireless technology throughout the world, substantial demand still exists for new products, as well as the upgrade of old products. The Company intends to target sectors within the market for its amplifier products.

EMERGING TECHNOLOGY AND WIRELESS INTERNET ACCESS

      The Global market for mobile users is forecast to grow from today's figures of around 200 million users to around 2.4 billion users by 2015, which means today's market only represents 10% of future demand according to sources at International Telecommunication Union. With consumers looking for added features including voice and data and wireless Internet access, new technology is needed. The evolution of the third generation (3G) of wireless communication is a fundamental step to the new world. 3G represents the world of multi media mobile communications where users will have access not just to voice but to video, image, text, graphics and data communications. The capabilities offered by 3G will be limitless, offering users services such as video conferencing, access to the Internet and a host of other applications. The Company intends to pursue this market segment aggressively during 2001. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

      The new technology requires wide band ultra liner amplifiers requiring predistortion and feed forward technology. Amplidyne's propriety patented technology and feed forward correction systems are ideally suited for this new emerging market. The Company expects to provide solutions in the 3.5GHz and IMT2000 formats using W-CDMA and similar technologies. Although the deployment of 3G systems is expected to be somewhat delayed, the Company developed amplifier products for this market and expects to continue to do so in 2001.

      While the Company keeps its research and development efforts focussed on its core amplifier business, the emergence of "wireless internet access" has given us the opportunity to vertically integrate our products into this market sector. We believe that we are in the "knowledge business" and we have gained considerable know-how of RF amplifiers, filters, RF subsystems, antennas and digital circuits which are used in our feedforward control circuits. The use of sophisticated digital circuits in the transmission of high speed data coupled with the RF transmission media, is a natural area for us to explore.

      A key enabling technology for outdoor wireless internet access is the tower top bidirectional amplifier. The Company's personnel were able to design an excellent product for our AmpDLan(TM) system. We have considerable experience in the role of RF filters and antennas played in RF systems, and this is another set of components for our AmpDLan(TM) system.

      The Company has designed new products for the high speed wireless market and will continue to market these products during the year 2001. Some of the new products the Company introduced or began development in 2000 were:

      o     11 MBPS ACCESS POINT (INDOOR)

      o     11 MBPS PCMCIA CARD (INDOOR)

      o     11 MBPS ISP BASE STATION (OUTDOOR)

      o     11 MBPS MICROCELL (OUTDOOR)

      o     ALC AMPLIFIER FOR OUTDOOR USE

      o LOW POWER AMPLIFIER FOR POWER BOOSTING IN AUTOS AND INDOOR APPLICATIONS (UNDER DEVELOPMENT)

      The Company has also been testing non-line of site antennas for its Ampwave outdoor system.

WIRELESS LOCAL LOOP AMPLIFIER PRODUCTS

      The Company has continued to refine its wireless local loop amplifier products during 2000. These products operate in the NMT 450 band and 900 MHz band. The Company designed a prototype amplifier for the 3.5 GHz band for a major North American OEM customer during 2000 and expects to refine the products during 2001. The Company expects to obtain future orders for its NMT450 and 900 Mhz amplifiers during 2001 and 2002 as systems get deployed in the South American and Far East markets by our major OEM customer.

      The PCS amplifier market for South Korean customers has not grown as expected due to downward pricing pressure and specification changes. The Company is continuing to work with its OEM customers and during 2000 the Company obtained a purchase order to develop a prototype IMT 2000 (3-G Third Generation) amplifier for the South Korean market. However, the Company has limited resources and management believes that until the situation in the South Korea market is clear, it will concentrate its resources in the more stable US and European marketplace.

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

      The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 ghz and 3.5 ghz wireless local loop amplifiers and the NMT-450 products. As a result of these developments, the Company has continued to obtain orders for these products from its customers, such as Airspan Communications and Harris Corporation and expects to continue to do so in 2001.

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

      The Company's products have been evaluated and successfully deployed in the OEM systems. However, due to market conditions, the Company expects the 3.5GHz products to be given priority in the near future by its OEM customers. The Company intends to pursue sales to the end-users for the multi-carrier amplifier since many of providers need to upgrade their systems.

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

      The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

      WIRELESS INTERNET PRODUCTS. The Company's high speed wireless internet products has been successfully deployed in the year 2000. Our wireless internet products are aimed at three market sectors: (a) small offices and home offices
(Soho), (b) enterprises and corporate customers and (c) ISP's. The Company intends to keep refining its products to meet the demands of customers in the above three categories. The Company has had success in providing products for the high speed wireless internet access in the ISP market. Our products have been tested in the hospitality industry, as well as, multi-tenant units and for SOHO enterprise customers. The Company intends to further pursue these markets during the first quarter of 2001. Furthermore, the Company started a marketing campaign for these products during 2000. The Company intends to attend trade shows during 2001, to further its marketing efforts.

      The Company intends to closely work with its ISP customers to support their needs, attend trade shows in strategic geographic areas, and provide technical support for users of its products. The Company intends to provide technical training for its resellers.

      INCREASE PENETRATION OF WIRELESS EQUIPMENT MANUFACTURERS. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its 3.5 GHz and NMT-450 single and multichannel products to OEM's during 2000. The Company intends to pursue this market segment aggressively during 2001. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

      DEVELOP RELATIONSHIPS WITH EMERGING WIRELESS EQUIPMENT MANUFACTURERS. The Company anticipates that emerging wireless equipment manufacturers will make an increasingly significant contribution to the growth of the wireless telecommunications industry particularly the 3.5GHz and NMT-450 segments as well as IMT 2000 system. Management believes that its linear power amplifiers and MCLPAs will assist these equipment manufacturers in providing high capacity, low distortion, low cost per channel products and has supplied amplifiers to wireless equipment manufacturers during 2000.

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

      MAINTAIN A TECHNOLOGY LEADERSHIP POSITION. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented predistortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to invest substantial resources in research and development associated with its interference cancellation technologies. The Company has continued its research and development on 3.5GHz, NMT-450, 3G (Third Generation) amplifiers and wireless local loop products during 2000, and has procured some orders for this equipment during 2000.

      DEVELOP INNOVATIVE PROPRIETARY PRODUCTS. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative, and which are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and product requirements and develop products for the NMT-450, 3G (Third Generation) and wireless local loop markets. The Company has continued to develop amplifier products which can be used in NMT-450 and wireless local loop systems.

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

      MAINTAIN CONTROL OF THE MANUFACTURING PROCESS. As part of the transition to becoming a leading amplifier supplier to the wireless telecommunications market, Amplidyne has consistently analyzed in house automated manufacturing versus the use of subcontracted manufacturers in order to control its production schedule. The Company installed automated manufacturing equipment in the first quarter of 2000, to enhance its manufacturing process for NMT-450 and wireless local loop amplifiers and other related products. In certain instances, Amplidyne has made the strategic decisions to select single or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control.

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

      SUPERIOR DISTORTION AND SPURIOUS CANCELLATION RESULTING IN ULTRA LINEAR HIGH POWER AMPLIFIERS. The Company believes the use of MCLPAs is critical in the implementation of new cellular systems and upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. Amplidyne has developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers. The Company's NMT-450 multicarrier linear power amplifier has been well received in the industry and, management believes, is among the leading products available in the wireless industry. The Company's single channel amplifiers have also been well received in the industry, however, the Company has experienced more competition in this area. The Company is seeking to position itself to be a viable source in this area. The Company constantly monitors such situations and will employ significant resources to explore such opportunities, as financing permits.

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

      The Company has several products covered by a patent issued by the United States Patent and Trademark Office which we believe gives us a significant advantage over its competitors. These features for Pre-distortion and Pre-distortion Linearization designs significantly reduces distortion below that which is currently available in the marketplace.

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

      By virtue of the Company's high linearity products which incorporates pre-distortion and feed forward technology achieving, in management's belief, among the lowest distortion in the industry, the MCLPA amplified signal remains within their prescribed band and spectrum with low interference of adjacent channels thus providing flexibility to accommodate any frequency plan.

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

      During 2000, the Company developed its ALC bi-directional tower top amplifier for its high speed wireless Internet products. This amplifier allows an improved and enhanced system performance and installation time. The Company also introduced its Microcell, Client Base station and ISP base station. These products have enhanced the Company's position in the marketplace. The Company intends to refine and fine- tune its products for its customers needs, thereby improving its position as compared to its competitors.

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

      EMERGING TECHNOLOGY AND WIRELESS INTERNET ACCESS. The Global market for mobile users is forecasted to grow from today's figures of around 200 million users to around 2.4 billion users by 2015, which means today's market only represents 10% of future demand according to sources at International Telecommunication Union. With consumers looking for added features including voice and data and wireless Internet access, new technology is needed. The new technology will require wide band ultra linear amplifiers requiring predistortion and feed forward technology. Amplidyne's propriety patented technology and feed forward correction systems are ideally suited for this new emerging market. The Company expects to provide solutions in the PCS and IMT2000 formats using W-CDMA and similar technologies. The Company intends to pursue this market segment aggressively during 2001. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

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

      The Company's 11 Mbps products were made available to our customers in the third quarter of 2000. By aggregating up to 11-14 Base Stations at a central site, the Company can provide aggregate data rates up to 121 Mbps to 154 Mbps, depending on the market sector the equipment is deployed (FCC or ETSI).

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

      CELLULAR MARKET. The market for cellular communications still accounts for a fairly large portion of the wireless services. Cellular system operators have expanded the capacity of their existing cellular systems by splitting macrocells into smaller microcells. The Company believes that the relatively small size, high power and performance characteristics of its microcell MCLPAs will be particularly attractive to major OEMs as well as emerging wireless telecommunications infrastructure equipment providers when providing infrastructure equipment for such new cell sites.

      WIRELESS LOCAL LOOP. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and Brazil, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets MCLPAs and single channel amplifiers for infrastructure equipment systems in the wireless local loop market in the 2 and 3.5 GHz.

      WIRELESS INTERNET ACCESS MARKET. The Company's products are aimed at 3 main sectors the first of which is the small office and home office users (SOHO Market). The Company started an advertising campaign in February 2000 to promote products in this market. The second market segment is the corporate offices that require wireless LAN in their offices and buildings. Building to building connections are often required to be connected wireless, compared to cost of a leased T1 line (at approximately $1200-$1,400 per month, plus $2,000 installation fee). The wireless equipment return on investment is within months. The third sector is where the Company provides a complete turnkey solution for ISP's. The Company introduced its 11Mbps products in the third quarter of 2000 and intends to continue to market these into 2001.

      A report from Pulver.Com ("Telephony Unplugged: Wireless Achieves Price Parity with Wireline"), predicts that the US wireless networks will realize revenues exceeding those for wireline in 2003 when wireless call charges will reach the same price point as those for regular phone lines. The report based its prediction on comparisons between Nextel's wireless and Verizon's wireline charges.

      According to the report, ever increasing competitive levels have helped reduce wireless phone charges and the current 10-cents-a-minute airtime plans from a number of wireless carriers are attracting 67,000 new wireless users each day. It notes further that in the 16 years since the Federal Communications Commission (FCC) issued its first cellular license in the US, the cost of wireless services has been reduced by 92%. During that same period the cost of local wireline calling has risen 72% along with inflation.

      The fact that the wireless industry has erased the 20-fold wireline price advantage that has existed since 1984 has completely changed the business case for selecting wireless instead of wireline, in addition, if only 25% of residential customers convert to wireless, 26 million customers will be added to the wireless rolls. The Company intends to pursue the market segment aggressively during 2001. There is no guarantee that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

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

PRODUCTS

      The Company designs and sells multicarrier transmit amplifiers and low noise receive amplifiers for the cellular communications market, as well as the PCS and wireless local loop segments of the wireless communications industry. The Company also provides a large number of catalog and custom amplifiers to OEMs and to other customers in the communications market in general. In addition, recently the Company started designing and selling internet access products.

o MULTICARRIER LINEAR POWER AMPLIFIERS (MCLPAS). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPAs) whether they are being used for cellular, PCS and 3G (Third Generation) local loop applications. Amplidyne designs and manufactures these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that Amplidyne's products with its patented predistortion technology, core linear amplifier technology and proprietary feed forward technology achieve all of the above mentioned objectives. Amplidyne's MCLPAs are a unique line of ultra linear devices which utilize a proprietary predistortion and phase locked feed forward architecture.

o WIRELESS INTERNET PRODUCTS. The Company's wireless internet products operate at data rates of 3.2 Mbps (frequency hopping system). The direct sequence products operate at 2 Mbps and 11 Mbps (which was released in the third quarter of year 2000). The Company's bidirectional amplifiers are an integral part of the system. The Company offers several different antennas, cables and other components for its systems.

      During 2000, the Company introduced several new products such as ALC bi-directional amplifier, 11 Mbps Microcell, ISP Base Station and Client Base Station. The Company also added additional antennas to its product portfolio.

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

o 3G (THIRD GENERATION) AMPLIFIER DEVELOPMENT The Company has been reviewing all OEM specifications for these new products and begun to develop amplifier products for the market. The Company expects to ship prototypes to its customers in 2001.

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

BACKLOG/FUTURE ORDERS

      The Company regularly reviews its backlog (which includes projected future orders from customers) that it expects to ship over the next 12-24 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, the Company has been focussing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

      As of December 31, 2000, the Company had signed orders and contracts (which include projected future orders from customers) to generate revenues in excess of $6 million and the Company expects to ship these products over the next two fiscal years (2001-2002). The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period. The Company expects sales to improve during the second half of 2001 as compared to the first half of 2001.

      Pursuant to our strategy of establishing strategic partnerships, the Company has also received a purchase contract from a customer in Eastern Europe which is subject to governmental approvals and financing. The Company has also received purchase orders from a U.S. customer in the hospitality industry which is currently on hold pending such customer obtaining financing. If the customers' financing are not obtained, these purchase orders can be significantly delayed. These orders are not included in the above-mentioned backlog.

      The Company's prior backlog with respect to its Korean customers has been removed from its backlog list since it is unlikely to be fulfilled. The Company has developed and continues to develop the IMT 2000 amplifier which it hopes to sell in the South Korean and other Asian markets. In December 1999, the Company had signed a letter of intent with a local ISP to form a strategic relationship utilizing our equipment. However, no firm orders had been negotiated. The Company is pursuing other ISP's, where it feels it can make better use of its resources.

      The Company expects to continue to ship products to its OEM customers such as Airspan Communications and Harris Corp during 2001 at the levels or above the levels of 2000. Many of our ISP customers are going through their own expansion, which is subject to financing availability that has proven to be difficult in the recent downturn. However, as conditions improve these customers may be able to finance and purchase more equipment from the Company. The Company is exploring revenue sharing models with various ISP's in the U.S,. in order to continue to develop the market share in the high speed wireless internet market.

CUSTOMERS, SALES & MARKETING

      CUSTOMERS. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 2000 and 1999.

                        NET REVENUES BY MARKET CATEGORIES
                                 (IN THOUSANDS)

                                                                  YEAR ENDED
                                                                 DECEMBER 31,
                                                              -----------------
                                                               1999       2000
                                                               ----       ----
AMPLIFIER MARKETS
 Cellular Analog and digital ............................     $   11     $ 19.5

 Wireless Telephony .....................................      1,458      1,944
 Satellite Communications, Custom and other Products.....         53         50
 Digital PCS  Products ..................................        664        116
                                                              ------     ------
AMPWAVE MARKET
 Wireless Internet Products .............................          -      455.5
         Total ..........................................     $2,151     $2,595
                                                              ======     ======

      The Company expects that for future sales the Company will continue to improve its market share in the cellular digital, wireless telephony, NMT450 and IMT 2000.

      The Company also marketed its wireless Internet products which accounts for an increase in revenues for the year 2000 above revenues in 1999.

              * WIRELESS TELEPHONY AND NMT-450. Sales to the wireless telephone segments of the wireless communications industry have increased from approximately 68% of total revenues for fiscal year end 1999 to approximately 75% of total revenue for the fiscal year end 2000. The Company shipped its multi carrier linear power amplifier for the NMT 450 band to its major OEM customer accounting for $675,000 in sales in the period ending December 31,2000.

              * WIRELESS INTERNET. The Company started shipping products to its customers in 2000 with total sales for the year of $455,504 which accounts for approximately 18% of total revenues.

              * DIGITAL PCS. The Company has shipped single channel amplifiers to its OEM customers accounting for 31% of sales in the period ended December 31, 1999. Sales in this sector of the market showed a significant decrease during fiscal 2000, primarily due to the decline in the South Korean marketplace.

              * INTERNATIONAL SALES. Sales of wireless products outside the United States (primarily to Western Europe Canada and the Far
              East) represented approximately 90% and 84% of net sales during, fiscal 1999 and fiscal 2000, respectively. The decrease in percentage of sales of this sector was primarily due to a slowdown of product sales to South Korea. The sales to European and Canadian customers increased.

              * SALES AND MARKETING. The Company's executive officers are involved in all aspects of the Company's relationships with its major OEM and system operator customers. The Company employs a direct sales approach focused on providing its wireless industry customers with unique solutions to satisfy their transmit and receive amplification needs. Sales of the Company's products to OEM and system operators requires close technical liaison with customer engineers and purchasing managers. The Company began to advertise its High Speed Wireless Internet products in various magazines during the year 2000 and was able to build up sale of approximately 18% of total revenues.

COMPETITION

AMPLIFIER PRODUCTS

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

HIGH SPEED WIRELESS INTERNET PRODUCTS

      The Company has targeted its products to three (3) sectors of this market:
(1) small offices and home offices (SOHO); (2) enterprise and corporate customers; and (3) ISP's. The Company first derived significant revenue from these products during 2000, and this market accounted for approximately 18% of the total sales for the year 2000.

      The Company has relied on being able to work strategically with its partners and consultants, as well as its own engineers to develop and refine its products. The Company has taken some risks in introducing products to certain sectors by providing samples and system trials, which in certain cases may not result in revenues. The vast majority of ISP's are in need of capital to grow their businesses and in certain cases looked to the Company for vendor financing. The Company has maintained a minimal stance relative to this matter. However, the Company has to seriously consider this in the future to maintain growth. One area the Company has to explore is revenue sharing with these customers which, has some inherent business risks. One such instance is the introduction of these products into the hospitality industry. The Company's competitors, such as Lucent and Cisco, as well as other large, small and midsize entities, have substantially greater technical, financial, sales and marketing, distribution and other resources then the Company. Therefore, the Company, may not adequately be able to compete with such other companies.

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

      The Company purchased automated surface mount machinery ("SMT") to enhance its manufacturing ability for amplifiers as well as wireless internet products which was installed during the first quarter of 2000. The equipment has provided improved efficiency in production and faster turn around for certain products. The Company has started to manufacture some of the products for its High Speed Wireless Internet products.

      The Company manufacturers some of its High Speed Wireless Internet products (such as filters, amplifiers and antennas) in its New Jersey facility and the rest in offshore facilities which are ISO 9001 certified.

RESEARCH, ENGINEERING AND DEVELOPMENT

      The Company's research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products. The Company developed new high speed wireless products such as Microcell, ALC amplifier, Client and ISP base station during 2000.

      The Company has historically devoted a significant portion of its resources to research, engineering and development programs and expects to continue to allocate significant resources to these efforts. The Company's research, engineering and development expenses in fiscal 1999 and 2000 were approximately $580,281 and $590,496, respectively, and represented approximately 27% and 23%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for AMPS, TACS, NMT-450, PCS-1900, and PCS Repeater Amplifier (DCS 1800) and bi-directional amplifier, Client Base Station, ISP Base Station and Microcell for its wireless internet systems and other high speed wireless internet products.

      The research, engineering and development costs increased in 2000 due to the development of a diverse products range for the High Speed Wireless Internet Products requiring more materials.

      The Company was able to maintain its research and development costs by being able to develop significant products in house, thereby, minimizing commitments to outside suppliers and consultants. The Company did, however, incur consulting fees regarding the development of the High Speed Wireless Internets Products.

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

      The Company's wireless internet access products are marketed under the trademark Ampwave(TM) and includes the following trademarked products lines:
AmpDLan(TM), AmpDNet(TM); and AmpAnt(TM).

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

EMPLOYEES

      As of December 31, 2000, the Company had a total of 27 employees, including 17 in operations, 3 in engineering, 2 in sales and marketing, 1 in quality assurance and 4 in administration. The Company employs two consultants, one in sales and marketing and one in engineering, and engages other consultants for its high speed wireless internet products from time to time. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

      IN ADDITION TO OTHER INFORMATION IN THIS ANNUAL REPORT, THE FOLLOWING IMPORTANT FACTORS SHOULD BE CAREFULLY CONSIDERED IN EVALUATING THE COMPANY AND ITS BUSINESS BECAUSE SUCH FACTORS CURRENTLY HAVE A SIGNIFICANT IMPACT ON THE COMPANY'S BUSINESS, PROSPECTS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

                                  RISK FACTORS

      You should carefully consider the risks described below before investing in our company. The risks and uncertainties described below are not the only ones facing our company. Other risks and uncertainties that we have not predicted or assessed may also adversely affect our company.

      Some of the information in this Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe,' "intend," "estimate," and "continue" or other similar words. You should read statements that contain these words carefully for the following reasons:

      o     the statements may discuss our future expectations;

      o the statements may contain projections of our future earnings or of our financial condition; and

      o     the statements may state other "forward-looking" information.

      We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in or incorporated by reference into this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our company, you should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in or incorporated by reference into this Annual Report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition or business. In such case, the trading price of our securities could decline and you may lose or all or part of your investment.

      WE HAVE A RECENT HISTORY OF LOSSES. We have incurred net losses of $3,535,689 and $2,440,045 for the years ended December 31, 1999 and 2000, respectively. These losses were due, in large part, to the research, engineering and development costs associated with the creation of our line of multicarrier linear power amplifiers and high speed wireless internet products and stock compensation costs for the use of stock or stock options to obtain services or to obtain financing. We have made commitments to vendors to purchase hardware for use in our wireless internet systems. We expect to have increased sales in this area to compensate for the expenses, however, there is no guarantee that this will happen. The need for high band width products may lead to rapid product obsolescence. Therefore, we expect to increase our research and development efforts for more products which could result in higher operating losses. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We expect that our losses will increase and continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit of $17,544,770 at December 31, 2000.

      WE MAY REQUIRE ADDITIONAL FINANCING. We believe that our current cash on hand, as well as additional funds from the possible exercise of outstanding options and warrants, together with cash flow from our operations, will be adequate to fund our operations for at least twelve months. However, we may require additional financing prior to or after such time. We have issued our common stock, when available to us, in lieu of cash payment of officer's salaries, commissions and consulting fees, although we may not be able to continue this practice. If additional financing is needed, we cannot be sure that such financing will be available to us on acceptable terms. If adequate funds are not available, we may be required to delay, scale back or eliminate our research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our technologies, potential products or other assets. Thus, our inability to obtain such financing could have a material adverse effect on our business, financial condition and operations.

      OUR SUCCESS RELIES UPON THE GROWTH OF WIRELESS TELECOMMUNICATIONS SERVICES. The demand for our products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers and our high speed wireless internet access products. Although demand for such products has grown in recent years, we are not sure whether the quantity and variety of wireless telecommunication services will continue to grow, or that such services will create a demand for our products.

      OUR LIMITED LACK OF AUTOMATED MANUFACTURING PROCESSES AND OUR DEPENDENCE ON THIRD PARTY MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS. We have consistently reviewed our automated manufacturing needs in order to control our production schedule. To date, we have not established a fully automated manufacturing facility although we have recently purchased a new automated surface mount machine. Our wireless internet products are manufactured at offshore facilities which are our sole suppliers. Until such time as we are able to establish such facilities, we expect to be dependent on third party manufacturers. We cannot be sure that these third party manufacturers will be able to fulfill our production commitment. Furthermore, we do not have written agreements with these manufacturers. Our inability to obtain timely deliveries of acceptable assemblies could delay our ability to deliver products to our customers, and would have a material adverse effect on our business, financial condition and results of operations. In addition, if these manufacturers increase their production costs, we may not be able to recover such cost increases under the fixed price commitments with our customers.

      OUR LIMITED NUMBER OF SUPPLIERS COULD ADVERSELY AFFECT OUR BUSINESS. Power transistors and certain other key components used in our products for our amplifiers, as well as our wireless internet business are currently available from only a limited number of suppliers. Certain of our suppliers have limited operating histories and limited financial and other resources. Our suppliers may prove to be unreliable sources of certain components. Furthermore, we have no written agreements with our suppliers. In the past, we have not purchased key components in large volumes but anticipate that our need for component parts will increase. If we are unable to obtain sufficient quantities of components, particularly power transistors, we could experience delays or reductions in product shipments. Such delays or reductions could have a material adverse effect on our business, financial condition and results of operations. Additionally, such delays or reductions may have a material adverse effect on our relationships with customers and result in the termination of existing orders and/or a permanent loss in our future sales. Our wireless internet products are manufactured at offshore facilities. The lack of supply from this source due to any reason could adversely impact our business.

      OUR SUCCESS WILL RELY ON OUR ABILITY TO ENTER INTO STRATEGIC PARTNERSHIPS. We are currently developing and expect to continue to develop strategic partnerships and other relationships in order to expand our business, particularly relationships with ISPs. The failure to successfully develop such relationships could have a material adverse effect on our business, financial condition and result of operations.

      OUR SUCCESS RELIES ON A SMALL NUMBER OF CUSTOMERS AND OUR SALES ORDERS HAVE HAD A HIGH DEGREE OF DELAYS AND CANCELLED ORDERS. In 1999, approximately 76% of our net revenues were derived from three customers (31%, 27% and 18%). In 2000, approximately 75% of our net revenues were derived from two customers (49% and 26%). In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers, particularly in the Korean marketplace. We anticipate that sales of our products to relatively few customers will account for a majority of our 2001 revenues and that sales to Korea during this period are not expected to be significant. The probability of a more diverse customer base is higher with the addition of our high speed wireless internet products, but no assurance can be given that this will happen. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales. Our wireless internet product sales are expected to increase through contracts we have with ISPs. If these sales do not materialize due to any reason, this would have a significant negative impact on our projected revenues.

      OUR LIMITED MARKETING EXPERIENCE (PARTICULARLY FOR OUR HIGH SPEED WIRELESS INTERNET PRODUCTS), MAY ADVERSELY AFFECT OUR BUSINESS. We have developed a sales and marketing network, including outside sales agents, which has demonstrated the advantages of our products over competing products. In order to be successful, we have to maintain a leading edge position regarding emerging wireless communication technologies. To this end, we continue to upgrade our sales and marketing efforts, while maintaining product cost. We may not be able to recruit effective sales and marketing personnel or agents. We are not sure whether our marketing efforts will be successful or that we will be able to maintain competitive sales and distribution capabilities. In addition, we have limited experience in the marketing and sales of our wireless internet products, and cannot be certain that this sector will grow in revenue as expected.

      WE ARE CONTROLLED BY MANAGEMENT OF OUR COMPANY. Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 31% of our issued and outstanding common stock, not including common stock options they may own. Accordingly, such holders will be in a position to elect all of our directors and control our company.

      THE LIMITED PUBLIC MARKET AND TRADING MARKET MAY CAUSE VOLATILITY IN OUR STOCK PRICE. There has only been a public market for our common stock since January 1997 and we are not sure whether an active trading market in our common stock will ever be maintained. In the absence of such a market, you may find it more difficult to sell our common stock. In addition, the stock market in recent years has experienced extreme price and volume fluctuations that have particularly affected the market prices of many smaller and technology based companies. The trading price of our common stock is expected to be subject to significant fluctuations in response to variations in our quarterly operating results; changes in analysts' earnings estimates regarding our Company; announcements of technological innovations by us or our competitors; and general conditions in the wireless communications industry and other factors. These fluctuations, as well as general economic and market conditions, may have a material adverse effect on the market price of our common stock.

      OUR SUCCESS DEPENDS ON OUR ABILITY TO MANAGE THE SIZE OF OUR Operations. We downsized some of our operations in order to maintain competitiveness and reduce our operating losses. We have also explored joint ventures and mergers in order to achieve these results, but have not consummated any such transaction. If we do not increase our sales, decrease overhead expenditure or do not adequately manage the size of our operations, our results of operations will be materially adversely affected.

      DECLINING AVERAGE SALES PRICES COULD ADVERSELY AFFECT OUR BUSINESS. If wireless internet and telecommunications customers come under increasing price pressure from service providers, we could expect to experience downward pricing pressure on our products. In addition, competition among non-captive amplifier suppliers could increase the downward pricing pressure on our amplifier products. To date, we have not experienced such pressure. As our customers frequently negotiate supply arrangements with us far in advance of product delivery dates, we often must commit to price reductions before we can determine whether cost reductions can be obtained. If we are unable to achieve cost reductions, our gross margins will decline and our business, financial condition and results of operations could be materially and adversely affected.

      RAPID TECHNOLOGICAL CHANGE AND INTENSE COMPETITION COULD ADVERSELY AFFECT OUR BUSINESS. The wireless internet and telecommunications equipment industry is extremely competitive and is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, price competition in this market is intense and characterized by significant price erosion over the life of a product. Currently, we compete primarily with non-captive suppliers of power amplification products. We believe that our success will be based primarily upon service, pricing, reputation, and our ability to meet product delivery schedules. Our existing and potential customers continuously evaluate whether to manufacture their own amplification products or to purchase such products from outside sources. These customers and other large manufacturers of wireless telecommunications equipment could elect to enter the market and compete directly with us. Many of our competitors have significantly greater financial, technical, manufacturing, sales and marketing capabilities and research and development personnel and other resources than us and have achieved greater name recognition of their existing products and technologies. In order for us to successfully compete, we must continue to develop new products, keep pace with advancing technologies and competitive innovations and successfully market our products. Our inability to successfully compete against our larger competitors will have a materially adverse affect on our business, financial condition and operations.

      In addition, we are not sure whether new products or alternative technology will render our current or planned products obsolete or inferior. Rapid technological development by others may result in our products becoming obsolete before we recover a significant portion of the research, development and commercialization expenses we incurred with respect to those products.

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

      RISKS ASSOCIATED WITH SALES OUTSIDE OF THE UNITED STATES MAY ADVERSELY AFFECT OUR BUSINESS. International sales represented approximately 90% and 83% of our net revenues for the years ended December 31, 1999 and 2000, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

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

      Due to all of the foregoing factors and the other risks discussed in this Annual Report, it is possible that in some future periods our results of operations may be below the expectations of investors and public market analysts which may cause our stock price to fluctuate or decline.

      WE ARE DEPENDENT UPON MANAGEMENT AND TECHNICAL PERSONNEL. Our success is highly dependent upon the continued services of Devendar Bains, our President and Chief Executive Officer. The employment agreement with Mr. Bains terminates April 30, 2002 and contains a covenant not to compete against our company following his termination of employment with our company. We have obtained key man insurance on the life of Mr. Bains in the amount of $1,000,000. We cannot be sure whether we will be able to replace Mr. Bains in the event his services become unavailable or whether the proceeds of such insurance would be adequate to compensate us for the loss of his services.

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

Our common stock is currently listed on The Nasdaq SmallCap Market. If we were unable to satisfy the requirements for continued listing on The Nasdaq Small Cap Market, trading of our common stock would be conducted in the over-the-counter market. Transactions in the over-the-counter market are commonly referred to as "pink sheet" or NASD OTC Electronic Bulletin Board transactions. If trading of our common stock in the over-the-counter market were to occur, the liquidity of our common stock would be materially adversely affected. Additionally, you may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our common stock. Our Annual Report on Form 10-KSB for the period ended December 31, 2000 indicates net tangible assets of $2,668,131. However, we cannot be sure whether, and for how long, listing will continue.

      PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES. The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our common stock is listed on The Nasdaq SmallCap Market, it is exempt from the definition of "penny stock." If our common stock is removed from listing by The Nasdaq SmallCap Market, our common stock may become subject to the "penny stock" rules. These rules would impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must:

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

      ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 25,000,000 shares of our common stock. As of March 31, 2001, there were 7,465,661 shares of our common stock issued and outstanding, which amount does not include:

      o the option to purchase up to 140,000 shares of our common stock granted to the underwriter of our initial public offering at an exercise price of $7.50 per share;

      o 67,500 shares of our common stock issuable upon exercise of warrants at $2.50 per share;

      o 195,000 shares of our common stock issuable upon exercise of warrants at $4.00 per share;

      o 20,000 shares of our common stock issuable upon exercise of warrants at $1.00 per share;

      o 47,750 shares of our common stock issuable upon exercise of warrants at $1.25 per share;

      o 30,000 shares of our common stock issuable upon exercise of warrants at $6.00 per share;

      o 50,000 shares of our common stock issuable upon exercise of warrants at $2.00 per share;

      o 20,000 shares of our common stock issuable upon exercise of warrants at $7.00 per share;

      o 141,000 shares of our common stock issuable upon exercise of warrants at $1.75 per share; and

      o 1,536,000 shares of our common stock issuable upon exercise of options granted to our employees and Directors at exercise prices ranging between $1.25 and $4.00 per share.

      After reserving a total of 2,247,250 shares of our common stock for issuance upon the exercise of all options and warrants described above, we will have at least 15,287,089 shares of authorized but unissued common stock available for issuance without further shareholder approval. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market for our securities.

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

      SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of March 31, 2001, we had 7,465,661 shares of our common stock issued and outstanding. Of these 7,465,661 shares of issued and outstanding common stock, approximately 4,405,790 shares are considered "restricted securities". These "restricted securities" may be sold pursuant to Rule 144 of the Securities Act of 1933 as follows:

      o 4,403,970 shares of our common stock may currently be sold pursuant to Rule 144; and

      o 1,820 shares of our common stock may currently be sold pursuant to Rule 144 commencing January 2002.

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

      THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK. As of March 31, 2001, we had the following outstanding stock options and warrants to purchase shares of our common stock:

      o warrants to purchase an aggregate of 47,750 shares of our common stock at an exercise price of $1.25 per share;

      o warrants to purchase 67,500 shares of our common stock at an exercise price of $2.50 per share;

      o warrants to purchase 195,000 shares of our common stock at an exercise price of $4.00 per share;

      o warrants to purchase 20,000 shares of our common stock at an exercise price of $1.00 per share;

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

      o warrants to purchase 50,000 shares of our common stock at an exercise price of $2.00 per share; and

      o warrants to purchase 141,000 shares of our common stock at an exercise price of $1.75 per share.

      In addition, we have reserved 1,536,000 shares of our common stock for issuance pursuant to outstanding employee stock options. The exercise of our outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of our common stock underlying such options or warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us those provided in such securities.

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

      WE ARE THE SUBJECT OF A CLASS ACTION COMPLAINT. We are the subject of a class action complaint on behalf of all purchasers of our common stock and warrants between September 9-17, 1999. The complaint alleges that we and others violated the federal securities law by, among other things, the issuance of a press release on September 9, 1999. Although the Company believes that the complaint has no merit and has vigorously contested it, the Company and the other parties to the class action are discussing a settlement and are negotiating the precise terms thereof. Despite these negotiations, there is no guarantee that an agreement will be reached. If an agreement is reached, all members of the class will receive notice of the proposed settlement and the settlement must be approved by the court.

ITEM 2.  PROPERTIES.

      The Company leases (from an unaffiliated party) approximately 11,000 square feet, at 59 LaGrange Street, Raritan, NJ 08869, which serves as the Company's executive offices and manufacturing facility. The lease term expires on July 13, 2004. The annual rental is $71,250 plus the Company's share of real estate taxes and other occupancy costs.

ITEM 3.  LEGAL PROCEEDINGS

      Other than as set forth below, the Company is not a party to any material pending litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company. However, the Company is involved in the following matters:

      1. AirNet Communications Corporation v. Amplidyne, Inc.

      Plaintiff filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. Plaintiff alleged damages in the amount of $4,322,579.05, plus interest, costs and attorneys fees. In December 2000, this action was settled whereby the Company has agreed to pay the Plaintiff a total of $175,000, in seven equal installments of $25,000. The first installment was paid in December 2000.

      2. The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in 12 equal monthly installments, none of which has been paid as of December 31, 2000. The Company has not received any required documents and releases from ENS.

      3. In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. By order of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. In March 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9-17, 1999. The complaint alleges that the Company and certain others violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believes that the complaint has no merit and has vigorously contested it, the Company and the other parties to the class action are discussing a settlement and are negotiating the precise terms thereof. Despite these negotiations, there is no guarantee that an agreement will be reached. If an agreement is reached, all members of the class will receive notice of the proposed settlement and the settlement must be approved by the court.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      On December 28, 2000, the Company held an annual meeting of stockholders to vote on the election of directors and the ratification of the Company's independent auditors. Of the 7,463,841 shares of the Company's Common Stock entitled to vote at the meeting, holders of 5,755,082 shares were present in person or were represented by proxy at the meeting.

      The directors elected at the meeting and the results of the voting were as follows:

                                    For              Withheld
                                    ---              --------

      Devendar S. Bains          5,682,039            73,043
      Tarlochan Bains            5,682,039            73,043
      Charles J. Ritchie         5,682,039            73,043
      Manish V. Detroja          5,682,039            73,043

      The above represented all of the directors of the Company on December 28, 2000.

      The shares voted regarding the Board of Directors' proposal to amend the Company's 1996 Stock Option Plan, were as follows:

      For:        5,541,559
      Against:      205,500
      Abstain:        8,023

      The shares voted regarding the Board of Directors' proposal to select the accounting firm of Grant Thornton LLP, to serve as independent auditors of the Company, were as follows:

      For:        5,739,434
      Against:        8,475
      Abstain:        7,173

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

      The Company's Common Stock and Warrants commenced trading on the Nasdaq Small Cap Market on January 22, 1997. The Warrants were redeemed in May 2000. The Common Stock is regularly quoted and traded on the Nasdaq SmallCap Market under the symbol AMPD.

      The following table sets forth the range of high and low closing prices for the Company's Common Stock and Warrants for fiscal 1998, fiscal 1999, fiscal 2000 (through May 16, 2000 for the Warrants) and for the period of January 1, 2001 up to March 31, 2001 as reported by the Nasdaq SmallCap Market. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

Common Stock

            1998 Calendar Year                  Closing Price
            ------------------                  -------------
                                               High        Low
                                               ----        ---

            January 1 - March 31             $ 2.375    $  .875
            April 1 - June 30                  1.813       .906
            July 1 - September 30              1.750       .750
            October 1 - December 31            1.844       .469

            1999 Calendar Year
            ------------------

            January 1 - March 31               2.625      1.094
            April 1 - June 30                  4.500      1.844
            July 1 - September 30             12.250      1.344
            October 1 - December 31           10.125      5.375

            2000 Calendar Year
            ------------------

            January 1 - March 31              11.500      5.313
            April 1 - June 30                  7.250      3.063
            July 1 - September 30              4.563      2.438
            October 1 - December 31            4.000      1.031

            2001 Calendar Year
            ------------------

            January 1 - March 31               2.7813     1.250

Warrants
--------

            1998 Calendar Year                  Closing Price
            ------------------                  -------------
                                               High        Low
                                               ----        ---

            January 1 - March 31                .625       .125
            April 1 - June 30                   .625       .125
            July 1 - September 30               .531       .125
            October 1 - December 31             .250       .063

            1999 Calendar Year

            January 1 - March 31                .406       .031
            April 1 - June 30                   .906       .281
            July 31 - September 30             6.000       .313
            October 31 - December 31           4.500      1.500

            2000 Calendar Year

            January 1 - March 31               5.500      1.500
            April 1 - May 16                   2.125      .0312

      On March 31, 2001 the closing price of the Common Stock as reported on the Nasdaq SmallCap Market was $1.375. On March 31, 2001 there were 7,465,661 shares of Common Stock outstanding, held of record by approximately 85 record holders (with over 2,000 beneficial owners).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 2000 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1999.

      Revenues for the fiscal year ended December 31, 2000 increased from $2,150,707 to $2,595,090, or 20% compared to the fiscal year ended December 31, 1999. The primary reason for the increase was greater sales to existing customers of the NMT-450 multicarrier amplifier for the wireless local loop amplifiers and the initial sales of our recently introduced High Speed Wireless Internet Access Products. This was offset by a decrease in 1999 sales of our Digital PCS Products to a Korean customer which did not occur in 2000.

      The majority of the sales for the year 2000 were obtained from the Wireless Local Loop amplifier products and filter diplexer products to a major European customer. The NMT 450 amplifiers were shipped primarily to a major North American customer. The Company has also supplied 900 MHz cellular multi carrier linear amplifiers to its major North American customer, as well as prototypes of its 3.5GHZ amplifier for the wireless local loop products.

      The Company received a purchase order to develop an IMT 2000 amplifier for the South Korean market. The product is under development and is expected to be shipped sometime in 2001. The Company has focused its sales and marketing efforts in the more stable United States, European and Canadian markets. It is maintaining a more cautious approach towards the South Korean market due to the significant currency fluctuations and purchase order cancellations during the past few years in South Korea.

      Cost of sales as a percentage of sales was 95% during the year ended December 31, 2000, compared to 93% during the same period for 1999. This increase can be attributed to a larger diverse product range which was introduced in 2000, requiring smaller production runs and higher set up costs. Our fixed overhead costs are relatively high for our current sales volume. A decrease in inventory held at year end for production orders is consistent with the smaller scale production runs. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2001.

      Selling, general and administrative expenses increased in 2000 by $382,683 to $1,986,170 from $1,603,487, in 1999. Expressed as a percentage of sales, the selling, general and administrative expenses were 77% in 2000 and 75% in 1999. The principal factors contributing to the increase in selling, general and administrative expenses were related to the increase in advertising and marketing costs related to new amplifiers and High Speed Wireless products, and higher professional fees associated with litigation against the Company.

      Research, engineering and development expenses were 23% of net sales in 2000 compared to 27% in 1999. In 2000, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the NMT-450 multichannel products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The increase in 2000 by $10,215 to $590,496 from $580,281 in 1999 in research, engineering and development expenses, was principally attributed to the extra cost of components required and to the testing of the more diverse products related to the High Speed Wireless Internet Access products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

      The Company had interest income and other income in 2000 of $116,870 due to influx of new capital during 1999 and 2000 from our private placements and exercise of warrants and options. Interest and other income is greater than the 1999 amount due to the consistency of amounts in interest bearing accounts in 2000 compared to 1999. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, in both 1999 and 2000.

      Interest expense decreased in 2000 because of the repayment of certain capitalized leases on test equipment.

      Estimated litigation settlement costs have been provided in both 1999 and 2000, to reflect our estimated or known exposure in litigation against the Company.

      Stock compensation and financing expenses of $114,546 for the year ended December 31, 2000 compared to $1,721,450 for the comparable 1999 period is due to fewer below market issuances of stock options in 2000 and fewer issuances of stock options or warrants to non-employees.

      As a result of the foregoing, the Company incurred net losses of $2,440,045 or($.34) per share for the year ended December 31, 2000 compared with net losses of ($3,535.689) or ($.62) per share for the same period in 1999.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 1999 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 1998.

      Revenues for the fiscal year ended December 31, 1999 increased from $1,786,936 to $2,150,707 (or 20%) compared to the fiscal year ended December 31, 1998. The primary reason for the increase was the new business on the NMT-450 multicarrier amplifier for the wireless local loop amplifiers. Shipments in the fourth quarter accounted for the majority of the increase in sales. The Company's principal business strategy since 1995 has been devoted to the engineering production of the linear power amplifiers and Multicarrier Linear Power Amplifiers (MCLPA) prototypes for major international OEM manufactures. During 1998 the Company continued to refine its PCS single and multichannel amplifier products, and several products were shipped to major OEM's in the U.S. and overseas for prototype evaluations.

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

      The Company's sales to international markets representing 90% of the Company's sales in 1999, were primarily to Korea, Europe and Canada. Korea has suffered significant currency fluctuations during the past few years seriously damaging the Company's ability to complete Korean sales orders.

      Cost of sales as a percentage of sales was 93% during the year ended December 31, 1999, compared to 98% during the same period for 1998. This decrease can be attributed to greater volume of sales and improved margins of NMT-450 business. Also, the Company moved into a smaller facility in July 1999 reducing its annual rental cost.

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

      Interest expense was higher in 1999 because of new capitalized leases on test equipment.

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

LIQUIDITY AND CAPITAL RESOURCES

      As of December 31, 2000, the Company had cash and cash equivalents of $1,966,142. The Company used $1,866,951 of cash and cash equilavalents during 2000 to fund our operating loss. This was partially offset by a decrease in inventory held at December 31, 2000, as we have sought to reduce our investment in inventories to match smaller customer purchase orders.

      During 2000, the Company raised $2,479,266 from the privately placed sale of securities and from the exercise of warrants and options which were used for working capital purposes. The Company has several lease obligations for certain equipment and an automobile requiring minimum monthly payments of approximately $5,900 through 2004. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2000, it may to do so in 2001.

      The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

      The Company is a defendant in a class action lawsuit and recently settled another litigation matter. The settled matter will require a $25,000 payment per quarter through June 2002.

      The Company believes that the net proceeds of the Company's private placements in 1999 and 2000, option and warrant exercises and cash generated from revenues will permit it to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. Further, in the past, the officers of the Company have deferred a portion of their salaries or provided loans to the Company to meet short-term liquidity requirements. Where possible, the Company has issued stock or granted warrants to certain venders in lieu of cash payments, and may do so in the future. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

      The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

NAME                       AGE      POSITION(S) WITH THE COMPANY
----                       ---      ----------------------------

Devendar S. Bains*         50       Chairman of the Board, President, Chief
                                    Executive Officer, Treasurer and Director

Tarlochan Bains            51       Vice President-Operations and Director

Nirmal Bains               44       Secretary

Charles J. Ritchie*        58       Director

Manish V. Detroja*         34       Director

Amarjit S. ("AJ") Momi     57       Vice President - Marketing

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

TARLOCHAN BAINS has been Vice President of Sales and Marketing and a director since 1991. Presently, Mr. Bains holds the position of Vice Present-Operations (Amplifier Division). Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Higher National Diploma in Mechanical Engineering from Hatfield Polytechnic, England and a Masters Degree in Automotive Engineering from Cranfield Institute of Technology, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

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

AMARJIT S. ("AJ") MOMI joined the Company in 2001 as its Vice President-Marketing. Mr. Momi has more than 25 years of experience in the telecommunications and data communications industry. He was with AT&T (from 1977-1990) and then Lucent Technologies (from 1995-2000), totally more than 18 years, with assignments in National Account Management, Product Management, Product Marketing - Enterprise Networks and then Director of Wireless Data Networks Enterprise Networks Group, responsible for worldwide activities. From 1990-1995 he was an Assistant Director of Information Technology for IPC Information Systems, a leading systems integrator for financial institutions in New York City.

      The Company has established a compensation committee and an audit committee. The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Devendar S. Bains, Charles J. Ritchie and Manish J. Detroja.

      The audit committee reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention.

      The audit committee has reviewed and discussed the audited financial statements included in the Company's Form 10-KSB for the fiscal year ended December 31, 2000 with management. The audit committee has received the written disclosures and the letter from the independent accountants reviewed by Independence Standards Board Standard No. 1, as may be modified or supplemented, and discussed with the auditors the auditors' independence.

      Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2000 Form 10-KSB.

      The audit committee consists of three members, two of whom (Messrs. Ritchie and Detroja) are "independent" (as defined in the listing standards maintained by the Nasdaq Stock Market). Mr. Devendar Bains is the third member of the committee.

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

      To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 2000, all Section 16(a) filing requirements applicable to its officers and directors and greater than ten percent beneficial owners were satisfied.

ITEM 10.  EXECUTIVE COMPENSATION

COMPENSATION OF DIRECTORS AND EXECUTIVE OFFICERS

SUMMARY COMPENSATION TABLE

      The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1998, 1999 and 2000 for its Chief Executive Officer and Vice President, respectively. No other employee received compensation in excess of $100,000. Each director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.

                                                                                         Long Term Compensation
                                                                                   ---------------------------------
                                              Annual Compensation                     Securities   Payouts
                                              -------------------        Awards    ------------------------
                                                                       Restricted    Underlying      All
Name of Individual                                      Other Annual      Stock         LTIP         Other
and Principal Position      Year     Salary     Bonus   Compensation     Awards    Options/SARS(#)  Payouts    Comp.
----------------------      ----------------------------------------------------------------------------------------
Davendar S. Bains,          2000    $162,000     ---    $ 20,000(1)         ---          ---          ---       ---
Chairman
Chief Executive Officer,    1999    $ 85,000     ---    $ 20,000(1)         ---          ---          ---       ---
                                                        $ 77,000(2)
President and Treasurer     1998    $ 85,000     ---    $ 20,000(1)         ---          ---          ---       ---
                                                        $117,000(2)

Tarlochan Bains,            2000    $105,000     ---         ---            ---          ---          ---       ---
Vice President              1999    $ 62,000     ---      74,000(2)         ---          ---          ---       ---
and Director                1998    $ 62,000     ---      54,000(2)         ---          ---          ---       ---

(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation.

(2) Represents the fair value of shares of Common Stock in lieu of cash payment of the amount owed for deferred compensation.

------------

EMPLOYMENT AGREEMENTS

      The Company entered into five-year employment agreements commencing May 1, 1996 with each of Devendar Bains (Chairman, Chief Executive Officer, President and Treasurer), Tarlochan Bains (Vice President - Sales & Marketing), and Nirmal Bains (Secretary), which, as extended, now expire on April 30, 2002. The employment agreements provide for annual base salaries of $162,000, $100,000 and $50,000 with respect to Devendar Bains, Tarlochan Bains and Nirmal Bains, respectively. The employment agreements provide for discretionary bonuses to be determined in the sole discretion of the Board of Directors and contain covenants not to compete with the Company following termination of employment.

      The Company has entered into a one-year employment agreement, commencing April 2, 2001 and expiring March 31, 2002, with Mr. Momi, its Vice President-Marketing. The agreement provides for an annual base salary of $150,000. The agreement contains covenants not to compete with the Company following termination of employment. Pursuant to the agreement, the Company issued to Mr. Momi 100,000 options to purchase common stock with an exercise price of $3 1/8 per share, which vest on September 30, 2001. If the agreement is renewed for successive one-year periods, Mr. Momi will also be entitled to an additional 200,000 options, exercisable at $4.00 per share, which vest over time between September 2002 and March 2004. All of such options expire on December 31, 2005.

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

      There were no conversions of unpaid salary into equity during 2000.

STOCK OPTION PLANS AND AGREEMENTS

      Option Plan - In May 1996, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1996 Stock Option Plan (as amended, the "Option Plan"). The purpose of the Option Plan is to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs") or non-qualified stock options ("NQOs").

      The Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQOs or a combination thereof, and the number of shares to be subject to such options.

      The Option Plan provides for the granting of ISOs or NQOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted.

      The total number of shares with respect to which options may be granted under the Option Plan is 1,850,000. Options may not be granted to an individual to the extent that in the calendar year in which such options first become exercisable the shares subject to such options have a fair market value on the date of grant in excess of $100,000. No option may be granted under the Option Plan after May 2006 and no option may be outstanding for more than ten years after its grant. Additionally, no option can be granted for more than five (5) years to a stockholder owning 10% or more of the Company's outstanding Common Stock and such options must have an exercise price of not less than 110% of the fair market value on the date of grant.

      Upon the exercise of an option, the holder must make payment of the full exercise price. Such payment may be made in cash or in shares of Common Stock, or in a combination of both. The Company may lend to the holder of an option funds sufficient to pay the exercise price, subject to certain limitations.

      The Option Plan may be terminated or amended at any time by the Board of Directors, except that, without stockholder approval, the Option Plan may not be amended to increase the number of shares subject to the Option Plan, change the class of persons eligible to receive options under the Option Plan or materially increase the benefits of participants.

      As of March 31, 2001, 1,491,000 options to purchase Common Stock under the Option Plan were granted to certain employees, including Devendar Bains (1,000,000 options), Tarlochan Bains (100,000 options) and Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Sales and Marketing and Secretary, respectively. The options are exercisable at $4.00 and expire on May 31, 2004. 30,000 options to purchase Common Stock were granted to each of Messrs. Detroja and Ritchie, Directors of the Company. These options are exercisable at $1.25, are fully vested and expire on December 31, 2001. In addition, 85,000 options are exercisable at $3.25 per share, which vest over a period of time through December 31, 2002. Such options expire between November 1, 2003 and December 31, 2004. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

OTHER OPTIONS

As of March 31, 2001, each of Messrs. Detroja and Ritchie also own 22,500 options to purchase Common Stock. These options are exercisable at $1.25 per share, are fully vested and expire on May 31, 2004.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 31, 2001 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:

Name of Beneficial        Number of Shares        Percentage %
Owner*                    of Common Stock(1)      Ownership
--------------------      ------------------      ------------

Devendar S. Bains(2)          3,272,985              37.99

Tarlochan Bains(3)              178,456               2.36

Nirmal Bains(2)               3,272,985              37.99

Charles J. Ritchie(4)            52,500                .70

Manish V. Detroja(5)             52,500                .70

Harris Freedman(6)              442,389               5.93

Joseph Giamano(7)               565,224               7.57

All Officers and
  Directors as a group
  (5 persons)(8)              3,556,441              40.78


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

(3) Mr. Tarlochan Bains is the brother of Mr. Devendar Bains. Mr. Tarlochan Bains is the record holder of 78,456 of such shares. Includes 100,000 employee options. Does not include 10,000 employees options held by Mr. Bains' wife, which are exercisable at $4.00 per share. See "Executive Compensation - Stock Option Plans and Agreements."

(4) The address for such person is 92 Parker Road, Long Valley, NJ 07853. Includes 52,500 options. See "Executive Compensation - Stock Option Plans and Agreements."

(5) The address for such person is 925 Schwal Road, Hatfield, PA 19440. Includes 52,500 options. See "Executive Compensation - Stock Option Plans and Agreements."

(6) The address for this holder is 1241 Gulf of Mexico Drive, Longboat Key, Florida 34228. Includes shares owned by entities controlled by such shareholder.

(7) The address for this holder is c/o G.H.M., Inc., 74 Trinity Place, New York, NY 10006

(8) Includes 1,000,000 options held by Devendar Bains, 50,000 options held by Nirmal Bains, 100,000 options held by Tarlochan Bains, 52,500 options held by Mr. Detroja and 52,500 options held by Mr. Ritchie. See Notes 2, 3, 4 and 5.

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

      As of December 31, 2000, approximately $34,000 was owed to the Company by Devendar S. Bains, the Company's Chief Executive Officer. No repayment terms have been set, although it is expected to be paid in 2001.

      Mr. Detroja, a director of the Company, is the president and chief executive officer of one of the Company's vendors. During fiscal year 2000 and 1999, respectively, the Company made purchases of approximately $70,000 and $91,000, respectively, from such vendor.

      See "Management - Employment Agreement" for issuances to officers and directors.

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

(A)(1)  FINANCIAL STATEMENTS.

      The following financial statements are included in Part II, Item 7:


Index to Financial Statements                               F-1

Report of Independent Certified Public Accountants          F-2

Balance Sheets                                              F-3

Statement of Operations                                     F-5

Statement of  Stockholders' Equity                          F-6

Statement of Cash Flows                                     F-7

Notes to Financial Statements                               F-8 - F-24

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

 23.2       Consent of Grant Thornton LLP, Independent Certified Public
            Accountants.

 27         Financial Data Schedule

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

** Incorporated by Reference to the Company's Form 8-K filed on August 3, 1999.

      (b)   REPORTS ON FORM 8-K

            The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2000.

                                 Amplidyne, Inc.

                          INDEX TO FINANCIAL STATEMENTS




                                                                    Page
                                                                    ----

Report of Independent Certified Public Accountants                   F-2


Financial Statements

        Balance Sheets                                            F-3 - F-4

        Statements of Operations                                     F-5

        Statement of Stockholders' Equity                            F-6

        Statements of Cash Flows                                     F-7

        Notes to Financial Statements                            F-8 - F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Stockholders
    AMPLIDYNE, INC.


We have audited the accompanying balance sheets of Amplidyne, Inc. as of December 31, 2000 and 1999, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 2000 and 1999, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.



GRANT THORNTON LLP

Edison, New Jersey
March 21, 2001

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,


                           ASSETS                        2000           1999
                                                      ----------     ----------

CURRENT ASSETS
    Cash and cash equivalents                         $1,966,142     $1,445,055
    Accounts receivable, net of allowance
      for doubtful accounts of $291,000 and
      $349,000 in 2000 and 1999, respectively            318,345        443,585
    Inventories                                          597,953        917,450
    Loan receivable - officer                             33,667            -
    Prepaid expenses and other                           101,957         23,373
                                                      ----------     ----------

         Total current assets                          3,018,064      2,829,463


PROPERTY AND EQUIPMENT - AT COST
    Machinery and equipment                              720,818        683,609
    Furniture and fixtures                                43,750         43,750
    Autos and trucks                                      66,183         61,183
    Leasehold improvements                                 8,141          8,141
                                                      ----------     ----------

                                                         838,892        796,683
    Less accumulated depreciation and amortization       588,845        463,123
                                                      ----------     ----------

                                                         250,047        333,560


SECURITY DEPOSITS AND OTHER NON-
    CURRENT ASSETS                                        72,354         35,625
                                                      ----------     ----------

                                                      $3,340,465     $3,198,648
                                                      ==========     ==========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                                 BALANCE SHEETS

                                  December 31,


                       LIABILITIES AND
                    STOCKHOLDERS' EQUITY                   2000              1999
                                                       ------------      ------------
CURRENT LIABILITIES
    Current maturities of lease obligations            $     11,385      $     16,202
    Accounts payable                                        242,289           446,005
    Accrued expenses                                        258,875           201,756
    Accrued settlement of litigation                        150,000               -
                                                       ------------      ------------

         Total current liabilities                          662,549           663,963


LONG-TERM LIABILITIES
    Lease obligations, less current maturities                9,785            20,320


COMMITMENTS AND CONTINGENCIES


STOCKHOLDERS' EQUITY
    Preferred stock - authorized, 1,000,000 shares
       of no stated value; no shares issued and
       outstanding                                              -                 -
    Common stock - authorized, 25,000,000 shares
       of $.0001 par value; shares 7,463,841 and
       6,924,970 shares issued and outstanding at
       December 31, 2000 and 1999, respectively                 747               692
    Additional paid-in capital                           20,212,154        17,618,398
    Accumulated deficit                                 (17,544,770)      (15,104,725)
                                                       ------------      ------------

                                                          2,668,131         2,514,365
                                                       ------------      ------------

                                                       $  3,340,465      $  3,198,648
                                                       ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                            STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                  2000             1999
                                               -----------      -----------

Net sales                                      $ 2,595,090      $ 2,150,707
Cost of goods sold                               2,465,072        2,007,378
                                               -----------      -----------

         Gross profit                              130,018          143,329

Operating expenses
    Selling, general and administrative          1,986,170        1,603,487
    Research, engineering and development          590,496          580,281
    Stock compensation and financing costs         114,545        1,721,450
                                               -----------      -----------

         Operating loss                         (2,561,193)      (3,761,889)

Nonoperating income (expenses)
    Interest income and other income               116,870           25,558
    Interest expense                                (2,169)         (24,726)
    Litigation settlement costs                   (175,000)         (85,000)
    Sale of New Jersey net operating loss
       carryforwards                               191,816          252,368
    Forgiveness of accrued consulting fees             -             60,000
                                               -----------      -----------

         Loss before income taxes               (2,429,676)      (3,533,689)

Provision for income taxes                          10,369            2,000
                                               -----------      -----------

         NET LOSS                              $(2,440,045)     $(3,535,689)
                                               ===========      ===========

Net loss per share - basic and diluted         $      (.34)     $      (.62)
                                               ===========      ===========

Weighted average number of shares
    outstanding                                  7,276,237        5,753,988
                                               ===========      ===========


THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                        STATEMENT OF STOCKHOLDERS' EQUITY

                     Years ended December 31, 1999 and 2000

                                                             Preferred stock                 Common stock
                                                          ----------------------      -------------------------
                                                           Shares      Par value       Shares         Par value
                                                          -------      ---------       ------         ---------
Balance at December 31, 1998                                                          4,703,333         $470

Net loss for the year ended December 31, 1999
Issuance of preferred stock, net of costs                  50,000          $ 5            -              -
Issuance of common stock, net of costs                                                  900,000           90
Exercise of warrants                                                                    819,000           82
Conversion of preferred stock into common stock           (50,000)          (5)         370,370           37
Financing and compensation costs related to
  options and warrants issued                                                             -              -
Conversion of amounts owed for deferred
  compensation and accrued commissions to
  officers and others into shares of common
  stock                                                                                 132,267           13
                                                        ---------         ------     ----------       ------

Balance at December 31, 1999                                -               -         6,924,970          692

Net loss for the year ended December 31, 2000                                             -              -
Issuance of common stock, net of costs                                                  319,000           32
Exercise of warrants                                                                    177,121           19
Financing and compensation costs related to
  options and warrants issued                                                             -              -
Exercise of stock options into shares of
  common stock
                                                                                         42,750            4
                                                        ---------         ------     ----------       ------

BALANCE AT DECEMBER 31, 2000                                -             $ -         7,463,841         $747
                                                        =========         ======     ==========       ======

                                                         Additional
                                                          paid-in      Accumulated
                                                          capital        deficit          Total
                                                        -----------    ------------    -----------
Balance at December 31, 1998                            $12,735,817    $(11,569,036)   $ 1,167,251

Net loss for the year ended December 31, 1999                            (3,535,689)    (3,535,689)
Issuance of preferred stock, net of costs                   464,995           -            465,000
Issuance of common stock, net of costs                      910,594           -            910,684
Exercise of warrants                                      1,444,423           -          1,444,505
Conversion of preferred stock into common stock             -                 -                 32
Financing and compensation costs related to
  options and warrants issued                             1,721,450           -          1,721,450
Conversion of amounts owed for deferred
  compensation and accrued commissions to
  officers and others into shares of common
  stock                                                     341,119           -            341,132
                                                        -----------    ------------     ----------

Balance at December 31, 1999                             17,618,398     (15,104,725)     2,514,365

Net loss for the year ended December 31, 2000               -            (2,440,045)    (2,440,045)
Issuance of common stock, net of costs                    1,594,968           -          1,595,000
Exercise of warrants                                        713,248           -            713,267
Financing and compensation costs related to
  options and warrants issued                               114,545           -            114,545
Exercise of stock options into shares of
  common stock
                                                            170,995           -            170,999
                                                        -----------    ------------    -----------

BALANCE AT DECEMBER 31, 2000                            $20,212,154    $(17,544,770)   $ 2,668,131
                                                        ===========    ============    ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.

                                 Amplidyne, Inc.

                            STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                            2000             1999
                                                                         -----------      -----------
Cash flows from operating activities
    Net loss                                                             $(2,440,045)     $(3,535,689)
                                                                         -----------      -----------
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                                       125,722          121,071
         Bad debt expense                                                     98,520          263,000
         Write-off of obsolete inventory                                      10,291           20,000
         Settlement of litigation                                            150,000           85,000
         Stock compensation and finance cost                                 114,545        1,721,450
         Changes in assets and liabilities
           Accounts receivable                                                26,719         (266,069)
           Inventories                                                       309,206         (378,765)
           Prepaid expenses and other                                       (115,312)          (9,792)
           Accounts payable and accrued expenses                            (146,597)         395,344
                                                                         -----------      -----------

         Total adjustments                                                   573,094        1,951,239
                                                                         -----------      -----------

         Net cash used in operating activities                            (1,866,951)      (1,584,450)
                                                                         -----------      -----------

Cash flows from investing activities
    Loan receivable - officer                                                (33,667)             -
    Purchase of property and equipment                                       (42,209)        (147,472)
                                                                         -----------      -----------
                                                                             (75,876)        (147,472)
Cash flows from financing activities
    Payment of lease obligations                                             (15,352)         (70,722)
    Proceeds from sale of preferred stock, net of costs                          -            465,000
    Proceeds from sale of common stock, net of costs                       1,595,000          910,684
    Proceeds from exercise of options and warrants                           884,266        1,444,505
                                                                         -----------      -----------

         Net cash provided by financing activities                         2,463,913        2,749,467
                                                                         -----------      -----------

         NET INCREASE IN CASH AND
             CASH EQUIVALENTS                                                521,087        1,017,545

Cash and cash equivalents at beginning of year                             1,445,055          427,510
                                                                         -----------      -----------

Cash and cash equivalents at end of year                                 $ 1,966,142      $ 1,445,055
                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                           $     2,000      $    20,000
      Income taxes                                                       $     3,000      $     9,000
See Notes C, F and G-2 for noncash investing and financing activity

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS.

                                 Amplidyne, Inc.

                          NOTES TO FINANCIAL STATEMENTS

                           December 31, 2000 and 1999


NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

     Amplidyne, Inc. (the "Company") has historically operated in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. The Company has recently introduced products which offer high-speed wireless internet connectivity to residential and business clients of internet service providers. These products are sold under the AmpWave(TM) name.

     The Company has incurred losses of $2,440,045 and $3,535,689 in 2000 and 1999, respectively. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock and exercise of warrants and options. The Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

     Management's plans for dealing with the foregoing matters include:

     o Increasing sales of its high speed internet connectivity products through both individual customers and strategic alliances, which are expected to yield higher profit margins;

     o Decreasing the dependency on certain major customers by aggressively seeking other customers in the multicarrier amplifier markets;

     o Partnering with significant companies to jointly develop innovative products, which has yielded orders with multinational companies to date, and which are expected to further expand such relationships;

     o Reducing costs through a more streamlined operation by using automated machinery to produce components for our products;

     o Funding operations in 2001 with the remaining cash that was received from the 2000 private placements, possible 2001 private placements, and the deferral of payments of officers' salaries, as needed;

     o Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

     o    Reducing overhead costs and general expenditures if necessary.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999



NOTE B - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

     1.  REVENUE RECOGNITION

         Revenue is recognized upon shipment of products to customers.

     2.  INVENTORIES

         Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 2000 and 1999, inventories consisted of the following:

                                                 2000                 1999
                                               --------             --------

             Component parts                   $507,199             $377,463
             Work-in-progress                    90,754              539,987
                                               --------             --------

                                               $597,953             $917,450
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

     4.  VALUATION OF LONG-LIVED ASSETS

         The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2000.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE B (CONTINUED)

     5.  INCOME TAXES

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

     6. RISKS, UNCERTAINTIES AND CERTAIN CONCENTRATIONS OF CREDIT RISK AND ECONOMIC DEPENDENCY

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

         During 2000, two customers accounted for 75% of net sales (49% and 26%) and 38% of accounts receivable at December 31, 2000. Export sales in 2000 accounted for approximately 83% of net sales and were primarily to the United Kingdom (47%), Canada (25%), and Europe.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE B (CONTINUED)

         During 1999, three customers accounted for 76% of net sales (31%, 27% and 18%) and 70% of accounts receivable at December 31, 1999. Export sales in 1999, including through a sales agent for international markets, accounted for approximately 90% of net sales and were primarily to the United Kingdom (40%), Canada (27%) and Korea (18%). Sales through the sales agent carry an extended (two years) warranty, for which management has provided an estimated cost to fulfill. Net sales during 1999 to the Korean marketplace, which has been subject to significant order cancellation and credit risks, was approximately 18% of total sales. There were no sales during 2000 to the Korean marketplace.

         In addition, the Company is dependent on a limited number of suppliers for key components used in the Company's products (primarily power transistors) and subcontracted manufacturing processes. Management believes that other suppliers could provide similar components and processes on comparable terms. A change in suppliers, however, could disrupt manufacturing.

         The carrying values of financial instruments potentially subject to valuation risk, consisting of cash and cash equivalents, accounts receivable, and officer's loan receivable, approximate fair value, principally because of the short maturity of these items.

     7.  USE OF ESTIMATES

         In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

     8.  STOCK-BASED EMPLOYEE COMPENSATION

         Stock-based employee compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations as clarified by Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation." Included in these notes to the financial statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation."

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE B (CONTINUED)

     9.  CASH AND CASH EQUIVALENTS

         The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

    10.  ADVERTISING EXPENSES

         The Company expenses advertising costs as incurred. Advertising expenses were approximately $175,000 and $33,000 for the years ended December 31, 2000 and 1999, respectively.

    11.  RECLASSIFICATIONS

         Certain reclassifications were made to the 1999 amounts to conform to the current presentation.

    12.  LOSS PER SHARE

         Statement of Financial Accounting Standards No. 128 ("SFAS No. 128"), "Earnings per Share," specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

         Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation for the years ended December 31, 2000 and 1999 were 2,062,250 shares and 5,453,500 shares, respectively.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE B (CONTINUED)

    13.  SEGMENT INFORMATION

         The Company commenced its wireless internet connectivity business in the summer of 1999. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

           Sales - external for the year ended December 31, 2000
               Amplifier segment                                    $2,139,590
               Ampwave segment                                         455,500
                                                                    ----------

                                                                    $2,595,090
                                                                    ==========

           Inventory at December 31, 2000
               Amplifier segment                                       439,953
               Ampwave segment                                         158,000
                                                                    ----------

                                                                    $  597,953
                                                                    ==========

    14.  NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments." SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS No. 133 will not have an impact on our financial position or results of operations.

         In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, "Revenue Recognition." to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE B (CONTINUED)

         In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25." FIN 44 clarifies the application of APB No. 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a noncompensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN 44 had no material impact on the accompanying financial statements.


NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS

     PUBLIC OFFERING

     A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. In 1997, the Company received net proceeds from the public offering of approximately $6,782,000, which included the overallotment of 210,000 units. The proceeds are net of legal fees, underwriters' fees and other expenses of the offering totalling approximately $1,429,000. Each warrant originally entitled the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company provided notice in April 2000 to redeem the warrants on May 17, 2000 unless the warrants were previously exercised.

     On May 1, 2000, the Company reduced the exercise price of the warrants to $5.00 per share. Through May 16, 2000, 124,871 warrants were exercised, yielding proceeds of $650,454. The remaining unexercised warrants of 1,485,129 were redeemed at $0.01 per warrant on May 17, 2000, resulting in an aggregate expenditure of $14,851.

     The underwriter received an option to purchase up to 140,000 shares of common stock and 140,000 warrants under the same terms. All the options remained outstanding at December 31, 2000 and the warrants were redeemed in May 2000.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE C (CONTINUED)

     PRIVATE PLACEMENTS

     In 1999, the Company entered into the following private placements and issuances of warrants:

         o Sale of 900,000 shares of common stock at $1.125 per share, resulting in net proceeds of $910,684.

         o Sale of 50,000 shares of Series A Preferred Stock at $10.00 per share, resulting in net proceeds of $465,000. In August 1999, these shares were converted into 370,370 shares of common stock.

         o Warrants to purchase 525,000 shares of common stock at prices ranging from $1.00 - $7.00 per share were issued to investment banks arranging the above-mentioned private placements and to several consultants and former employees of the Company. Of such warrants, 255,000 were exercised in 1999.

     In 2000, the Company entered into the following private placements and issuance of warrants:

         o Sale of 319,000 shares of common stock at $5.00 per share, resulting in net proceeds of $1,595,000.

         o Warrants to purchase 141,000 shares of common stock at $1.75 per share were issued to an investment bank assisting in a prior private placement and to a consultant. None of these warrants were exercised in 2000.

         o Agreed to issue 1,820 shares of restricted stock to a media consultant for services rendered which were issued in January 2001.

     At December 31, 2000, the following 571,250 warrants, remained outstanding:
     (1) 67,500 exercisable $2.50 originally dated through January 20, 2001 and extended to December 31, 2001; (2) 145,000 exercisable at $4.00 originally dated through January 20, 2001, and extended to December 31, 2001; (3) 47,750 exercisable at $1.25 through March 2001; (4) 20,000 exercisable at $1.00 through May 2010, (5) 20,000 exercisable at $7.00 through December 2004, (6) 30,000 exercisable at $6.00 through December 2004, (7) 50,000 exercisable at $2.00 through December 2004 and (8) 50,000 exercisable at $4.00 through December 2004 and (9) 141,000 exercisable at $1.75 (125,000 exercisable through December 2002 and 16,000 exercisable through December
     2004).

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE C (CONTINUED)

     For the year ended December 31, 2000 and 1999, the Company recorded a charge to operations of $114,000 and $1,721,000, respectively, reflecting the costs recognized for warrants issued to consultants of the Company, and employee stock options granted with a strike price below quoted market value (see Note D).

     Under the accounting guidance of FIN 44, a reduction of a warrant's exercise price or an extension of the exercise date is treated as a variable option, and therefore requires that a portion of the difference between the market values at the date of the modification be charged to operations. The extension of the exercise date of the warrants mentioned above did not result in a charge to operations because the extension occurred prior to the effective date of FIN 44 and because the exercise price exceeded the market value of the underlying common stock at the date of the extension.


NOTE D - STOCK OPTION PLANS

     An option and stock appreciation rights ("SARs") plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2000 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 1,850,000. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. In May 1996, 267,000 options were granted to approximately forty employees of the Company exercisable at $4.00 per share (estimated fair market value) through May 1, 2000. In June 1996, 1,150,000 options were granted to the principal shareholder and two other officers of the Company exercisable at $4.00 per share (estimated fair market value) through May 1, 2000. 1,346,000 options remained outstanding at December 31, 2000, as the exercise date was extended to May 31, 2004. The extension of the exercise date of the warrants mentioned above did not result in a charge to operations because the extension occurred prior to the effective date of FIN 44 and because the exercise price exceeded the market value of the underlying common stock at the date of the extension.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE D (CONTINUED)

     The Company has elected to follow Accounting Principles Board Opinion ("APB") No. 25, "Accounting for Stock Issued to Employees," and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, "Accounting for Stock-Based Compensation," requires presentation of pro forma net loss and loss per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                                        2000           1999
                                                     -----------    -----------

      Net loss                                       $(2,476,812)   $(4,141,787)

      Loss per share                                 $      (.34)   $      (.72)

      During 1999, 19,000 options were granted at a strike price above quoted market value at the date of grant, and 91,000 options were granted at a below market value price. During 2000, 91,000 options were granted at a price equal to the quoted market value at the date of grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:

                                                        2000           1999
                                                     -----------    -----------

      Dividend                                               -              -
      Risk-free rate                                         6.0%         6.265%
      Volatility                                          157.07%       205.346%
      Expected life                                       4 YEARS        5 years
      Calculated weighted-average fair value
          of options issued during the year          $      2.83    $      5.51

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE D (CONTINUED)

     Stock option activity during 2000 and 1999, including 350,000 warrants issued to officers, is summarized below:

                                                   Shares of        Weighted-
                                                 common stock        average
                                                 attributable    exercise price
                                                  to options       of options
                                                 ------------     ------------

      Unexercised at December 31, 1998             1,723,000         $3.67
      Exercise of options                           (350,000)         1.25
      Forfeiture                                     (12,000)         4.00
      Issuance to employees and directors            110,000          2.50
                                                  ----------

      Unexercised at December 31, 1999             1,471,000          3.83
      Exercise of options                            (42,750)         4.00
      Forfeiture                                     (28,250)         4.00
      Issuance to employees and directors             91,000          3.25
                                                  ----------

      Unexercised at December 31, 2000             1,491,000          3.85
                                                  ==========

     The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 2000:

                                                     Options outstanding                          Options exercisable
                                         -------------------------------------------         ------------------------
                                                          Weighted-
                                           Number          average          Weighted-          Number          Weighted-
                                         outstanding      remaining          average         exercisable        average
                                         at period-       contractual       exercise         at period-        exercise
      Exercise prices                        end             life             price              end             price
      ---------------                    ---------        ---------        ---------         ---------         -------
          $1.25                            60,000           1 year           $1.25              60,000           $1.25
           3.25                            85,000           3 years           3.25              28,334            3.25
           4.00                         1,346,000           3.4 years (1)     4.00           1,346,000            4.00
                                        ---------                                            ---------

                                        1,491,000                                            1,434,334
                                        =========                                            =========

(1)      Expiration date extended from May 1, 2000 to May 31, 2004.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE E - INCOME TAXES

     Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2000, the Federal net operating loss carryforwards are approximately $10,000,000. The net operating loss carryforwards expire at various dates through 2020, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $3,688,000 and $2,305,000 has been provided on the deferred tax asset at December 31, 2000 and 1999, respectively.

     The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2000 and 1999, the Company received approximately $191,000 and $252,000, respectively, from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2001, although there can be no assurance a suitable transaction will be consummated. The New Jersey net operating loss carryforwards are approximately $3,850,000 at December 31, 2000.

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

     The Company's tax provision for 2000 and 1999 is principally due to the impact of state income and minimum taxes.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE F - CAPITAL LEASE OBLIGATIONS

     The Company has capital leases (at interest rates ranging from 8.5% to 14.2%) for certain equipment for use in its manufacturing and research, engineering and development activities and a vehicle.

     Future minimum lease payments on these leases are as follows:

      Year ending December 31,
           2001                                                    $12,730
           2002                                                     10,170
                                                                   -------

                                                                    22,900

           Less amount representing interest                         1,730
                                                                   -------

      Present value of minimum lease payments                      $21,170
                                                                   =======

      Short-term portion                                           $11,385
      Long-term portion                                              9,785
                                                                   -------

                                                                   $21,170
                                                                   =======

     The cost of assets under capital leases was approximately $24,000 at December 31, 2000 and 1999, and is included in property and equipment. Accumulated amortization at December 31, 2000 and 1999 was approximately $24,000 and $17,000, respectively.


NOTE G - COMMITMENTS

     1.  OPERATING LEASES

         During July 2000, the Company entered into a lease agreement for approximately 11,000 square feet of office and manufacturing space, for a five-year period ending July 13, 2004. The annual rental is $71,000 plus the Company's share of real estate taxes, utilities and other occupancy costs.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE G (CONTINUED)

         Future minimum lease payments on noncancellable operating leases are as follows:

                      Year ending December 31,
                          2001                             $ 71,000
                          2002                               71,000
                          2003                               71,000
                          2004                               38,000
                          2005                                 -
                                                           --------

                                                           $251,000
                                                           ========

         Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $85,000 and $176,000 for the years ended December 31, 2000 and 1999, respectively.

     2.  EMPLOYMENT AGREEMENTS

         Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary (the "Officers"). These agreements were extended to expire April 30, 2002. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

         The Officers have deferred a portion of their compensation from 1997 through 1999. In 1999 the Officers converted an aggregate of $181,131 of such deferrals, principally arising in 1999, into 66,378 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. During 2000, no shares were converted in lieu of officers' deferred compensation and no compensation was deferred.

         In December 1995, the Company entered into employment agreements with its Vice-President of Corporate Communications and Investor Relations and its Vice-President of Strategic Alliances. At December 31, 1998, the Company had accrued expenses aggregating $120,000 for these individuals who had since resigned. In January 2000, these individuals converted an aggregate of $60,000 of such amounts due into 48,000 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. The remaining balance was forgiven and resulted in $60,000 of income recorded in the 1999 statement of operations. During 1999, such individuals entered into new outside consulting arrangements with the Company whereby they received warrants (see Note C) and cash consideration. During 1999, $100,000 of cash consideration, to be required over the entire term of the agreement was converted into 17,889 shares of common stock of the Company.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE G (CONTINUED)

     3.  401(K) PLAN

         During 1996, the Company established a defined contribution plan, the "Amplidyne, Inc. 401(k) Plan." No contributions are made by the Company. All employees with greater than six months' service with the Company are eligible to join the plan. The plan is administered by American Funds Service Company.


NOTE H - RELATED PARTY TRANSACTIONS

     1.  STOCKHOLDER LOAN

         At December 31, 2000, approximately $34,000 was owed to the Company by the Company's president and principal shareholder. No repayment terms have been set, although it is expected to be paid back during 2001.

     2.  PURCHASES FROM RELATED PARTY

         A member of the Company's Board of Directors is President and CEO of one of the Company's vendors. During 2000 and 1999, the Company made purchases of approximately $70,000 and $91,000, respectively, from this vendor.


NOTE I - LITIGATION

         From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

     1.  AIRNET COMMUNICATIONS CORPORATION VS AMPLIDYNE, INC.

         AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over the next two years. At December 31, 2000, $150,000 remained unpaid.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE I (CONTINUED)

     2.  ENS ENGINEERING VS AMPLIDYNE, INC.

         The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid as of December 31, 2000. The Company has not received any required documents and releases from ENS.
3.       CLASS ACTION LITIGATION

         In the fall of 1999, the Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9 and 14, 1999. The complaints allege that the Company and certain others violated the Federal securities laws by, among other things, the issuance of a press release on September 9, 1999. By order of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. In March 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9 and 17, 1999. The complaint alleges that the Company and certain others violated the Federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believes that the complaint has no merit and has vigorously contested it, the Company and the other parties to the class action are discussing a settlement and are negotiating the precise terms thereof. Despite these negotiations, there is no guarantee that an agreement will be reached. If an agreement is reached, all members of the class will receive notice of the proposed settlement and the settlement must be approved by the court.

                                 Amplidyne, Inc.

                           December 31, 2000 and 1999


NOTE J - SIGNIFICANT FOURTH QUARTER ADJUSTMENTS

     In the fourth quarter of 1999, the Company recorded the following:

                                                                     1999
                                                                   --------
      Stock compensation cost, principally arising in
        1999 from December transactions                            $722,250
      Increase to bad debt expense                                  138,000
      Consulting expense                                            100,000

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

Signature                            Title                             Date
---------                            -----                             ----


/s/ Devendar S. Bains        Chief Executive Officer,            April 12, 2001
-----------------------      President, Treasurer,
Devendar S. Bains            Principal Accounting Officer
                             and Director


/s/ Tarlochan Bains          Vice President and Director         April 12, 2001
-----------------------
Tarlochan Bains


/s/ Nirmal Bains             Secretary                           April 12, 2001
-----------------------
Nirmal Bains

/s/Charles J. Ritchie        Director                            April 12, 2001
-----------------------
Charles J. Ritchie

/s/Manish V. Detroja         Director                            April 12, 2001
-----------------------
Manish V. Detroja