Form 10QSB
period 2001-03-31
AMPLIDYNE INC
filed 2001-05-21
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001.

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

                                Yes [X]   No [ ]


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of March 31, 2001 was 7,465,661.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2001



                                TABLE OF CONTENTS

PART 1 -  FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited):

          Balance Sheets.................................................   1-2

          Statements of Operations.......................................     3

          Statement of Cash Flows........................................     4

          Statement of Changes In Stockholder's Equity...................     5

          Notes to Financial Statements..................................  6-10

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations.......................... 11-12

PART II - OTHER INFORMATION

Item 2.   Change in Securities...........................................    13

Item 6.   Exhibits and Reports on Form 8-K...............................    13

Signatures...............................................................    14

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                        December 31,   March 31,
                                                            2000         2001
                                                         ----------   ----------
                                                                     (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                              $1,966,142   $1,350,905
  Accounts receivable, net of allowance
    for doubtful accounts of $291,000                       318,345      355,835
    and  $301,000 at December 31, 2000 and
    March 31, 2001 respectively
  Inventories, principally raw materials                    597,953      745,340
  Loan receivable-officer                                    33,667       48,666
  Prepaid expenses and other                                101,957       23,380
                                                         ----------   ----------

  Total current assets                                    3,018,064    2,524,126
                                                         ----------   ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                   720,818      723,178
  Furniture and fixtures                                     43,750       43,750
  Autos and trucks                                           66,183       66,183
  Leasehold improvements                                      8,141        8,141
                                                         ----------   ----------
  Total                                                     838,892      841,252
  Less:  Accumulated depreciation and amoritization         588,845      621,650
                                                         ----------   ----------
    Net property and equipment                              250,047      219,602
                                                         ----------   ----------

OTHER ASSETS
  Security Deposits and other non-current assets             72,354       71,446
                                                         ----------   ----------

TOTAL ASSETS                                             $3,340,465   $2,815,174
                                                         ==========   ==========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                                  December 31,      March 31,
                                                                      2000            2001
                                                                  ------------    ------------
                                                                                   (Unaudited)

CURRENT LIABILITIES
  Current maturities of lease obligations                         $     11,385    $     12,415
  Accounts payables                                                    242,289         222,114
  Accrued expenses                                                     258,875         257,766
  Settlement of litigation                                             150,000         125,000
                                                                  ------------    ------------

    Total current liabilities                                          662,549         617,295

LONG-TERM LIABILITIES
  Lease obligations, less current maturities                             9,785           2,941

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 1,000,000 shares
    of no stated value; no shares issued and outstanding                    --              --
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 7,463,841, and 7,465,661 shares issued and outstanding at December 31, 2000 and
      March 31, 2001, respectively                                         747             747
Additional paid-in-capital                                          20,212,154      20,852,154
Accumulated deficit                                                (17,544,770)    (18,657,963)
                                                                  ------------    ------------

    Total stockholders' equity                                       2,668,131       2,194,938
                                                                  ------------    ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $  3,340,465    $  2,815,174
                                                                  ============    ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      Three            Three
                                                      Months           Months
                                                      Ended            Ended
                                                     March 31,        March 31,
                                                       2001             2000
                                                   -----------      -----------

Net Sales                                          $   467,306      $   899,068
Cost of goods sold                                     383,180          660,098
                                                   -----------      -----------

    Gross profit                                        84,126          238,970

Operating expenses
  Selling, general & administrative                    393,430          365,309
  Research, engineering and development                136,279          109,567
  Equity based Compensation                            140,000          100,000
                                                   -----------      -----------

    Operating loss                                    (585,583)        (335,906)

Other non operating income (expenses)
  Interest income                                       22,884           11,746
Estimated cost of Litigation settlement               (550,000)              --

  Interest expense                                        (494)            (729)
                                                   -----------      -----------

NET LOSS                                           $(1,113,193)     $  (324,889)
                                                   ===========      ===========

Net loss per share - basic and diluted             $      (.15)     $      (.05)
                                                   ===========      ===========

Weighted average number of shares
outstanding
                                                     7,465,054        6,931,160
                                                   ===========      ===========


    The accompanying notes are an integral part of these financial statement

                                 AMPLIDYNE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                         Three            Three
                                                         Months           Months
                                                         Ended            Ended
                                                     March 31, 2001   March 31, 2000
                                                     --------------   --------------
Cash flows from operating activities:
  Net Loss                                            $(1,113,193)     $  (324,889)

  Adjustments to reconcile net loss to net cash
    used in operating activities
      Depreciation and amortization                        32,805           32,596
      Estimated cost of litigation settlement             550,000               --
      Stock compensation charge                           140,000          100,000
      Changes in assets and liabilities
        Accounts receivable                               (37,490)        (202,212)
        Inventories                                      (147,387)          72,243
        Prepaid expenses and other current assets          79,485          (22,014)
        Accounts payable and accrued expenses             (96,284)        (179,690)
                                                      -----------      -----------
          Total adjustments                               481,129         (199,077)
                                                      -----------      -----------
          Net cash used for operating activities         (592,064)        (523,966)
                                                      -----------      -----------

Cash flows from investing activities:
  Loan receivable - officer                               (14,999)              --
  Purchase of property and equipment                       (2,360)          (3,763)
                                                      -----------      -----------
          Net cash used for investing activities          (17,359)          (3,763)
                                                      -----------      -----------

Cash flows from financing activities:
  Payment of lease obligations                             (5,814)          (5,262)
  Proceeds from issuance of stock and exercise of
    options and warrants                                       --          305,600
                                                      -----------      -----------
          Net cash provided by financing activities        (5,814)         300,338
                                                      -----------      -----------

        NET DECREASE IN CASH                             (615,237)        (227,391)
        AND CASH EQUIVALENTS
Cash and cash equivalents at beginning of period        1,966,142        1,445,055
                                                      -----------      -----------

Cash and cash equivalents at end of period            $ 1,350,905      $ 1,217,664
                                                      ===========      ===========

Supplemental disclosures of cash flow information
  Cash paid for: Interest                             $       494      $       729
                 Income taxes                                  --               --


    The accompanying notes are an integral part of these financial statements

                                                          AMPLIDYNE, INC.
                                           STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                               FOR THE YEAR ENDED DECEMBER 31, 2000
                                               AND THREE MONTHS ENDED MARCH 31, 2001


                                   Preferred Stock             Common Stock          Additional      Accumulated
                                   ---------------             ------------          ----------      ----------
                                Shares      Par Value      Shares      Par Value   Paid-In-Capital    (Deficit)         Total
                                ------      ---------      ------      ---------   ---------------    ---------         -----

Balance at
December 31, 1999                                         6,924,970   $        692   $ 17,618,398   $(15,104,725)   $  2,514,365

Net loss for the year ended
   December 31, 2000                                             --             --             --     (2,440,045)     (2,440,045)
Issuance of common stock
   net of costs                                             319,000             32      1,594,968             --       1,595,000
Exercise of warrants                                        177,121             19        713,248             --         713,267
Financing and
   compensation costs
   related to options and
   warrants issued                                               --             --        114,545             --         114,545
Exercise of stock options
   into shares of common
   stock                                                     42,750              4        170,995             --         170,999
                              ---------   ------------    ---------   ------------   ------------   ------------    ------------

Balance at Dec. 31, 2000             --             --    7,463,841            747     20,212,154    (17,544,770)      2,668,131
(Unaudited)
Estimated cost of
   litigation expected to be
   settled by the issuance
   of common stock                                                                        500,000                        500,000

Financing cost associated
   with warrants extended
   and shares issued                                          1,820                       140,000                        140,000


Net loss for three months
   ended March 31, 2001                                                                               (1,113,193)     (1,113,193)

                              ---------   ------------    ---------   ------------   ------------   ------------    ------------
Balance at March 31, 2001            --   $         --    7,465,661   $        747   $ 20,852,154   $(18,657,963)   $  2,194,938
                              =========   ============    =========   ============   ============   ============    ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note A - Adjustments

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three month periods ended March 31, 2001and March 31, 2000
(b) the financial position at March 31, 2001 and December 31, 2000 (c) the statements of cash flows for the three-month periods ended March 31, 2001 and March 31, 2000, and (d) the changes in stockholders' equity for the three-month period ended March 31, 2001 and the year ended December 31, 2000 have been made. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

Note B - Unaudited Interim Financial Information

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 16, 2001.

Note C - STOCKHOLDERS EQUITY

Public Offering

A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. Each warrant originally entitled the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company provided notice on May 1, 2000 to reduce the exercise price of the warrants to $5.00 per share. The Company previously provided notice in April 2000 to redeem the warrants on May 17, 2000 unless the warrants were previously exercised. Through May 16, 2000, 124,871 warrants were exercised for proceeds of $650,454. The remaining 1,485,129 were redeemed at $.01 per warrant on May 17, 2000.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note C - STOCKHOLDERS EQUITY-(CONTINUED)

Private Placements

At March 31, 2001, the following 571,250 warrants remain outstanding: (1) 67,500 exercisable at $2.50 on exercise date originally through January 20, 2001 but extended to December 31, 2001, (2) 145,000 exercisable at $4.00 originally through January 20, 2001 but extended to December 31, 2001, (3) 47,750 exercisable at $1.25 through March 2001 (which have expired), (4) 20,000 exercisable at $1.00 through May 2010, (5) 20,000 exercisable at $7.00 through December 2004, (6) 30,000 exercisable at $6.00 through November 2004, (7) 50,000 exercisable at $2.00 through December 2004 and (8) 50,000 exercisable at $4.00 through December 2004 and (9) 141,000 exercisable at $1.75 (16,000 of which expire December 31, 2004 and 125,000 of which expire December 31, 2002). At March 31, 2001, the Company had employee stock options outstanding to acquire 1,536,000 shares of common stock at exercise prices of $1.25 to $4.00.

In the quarter ended March 31, 2001, 1,820 shares of common stock were issued to an investor relations firm.

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

Net loss per common share - diluted does not include potential common shares derived from stock options and warrants (See Note C) because they are antidilutive.

Note E - Litigation

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

Note E - Litigation (Continued)

1. AIRNET COMMUNICATIONS CORPORATION VS AMPLIDYNE, INC.

AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over the next two years. At March 31, 2001, $125,000 remained unpaid.

2. ENS ENGINEERING VS AMPLIDYNE, INC.

The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid as of March 31, 2001. The Company has not received any required documents and releases from ENS.

3. CLASS ACTION LITIGATION

The Company was served with class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. In connection with this matter, on or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. That complaint alleges that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believes that the complaint has no merit and has vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which is subject to the approval of the Court. Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which shall be paid directly by the Company), has been established for the benefit of members of the class. In addition, the Company will issue 324,486 shares of its common stock (which has been valued at $500,000) on behalf of the class members. The company has recorded an estimate of the cost of the litigation, including a credit to Additional Paid-In Capital for the estimated value of the settlement that could be settled by the issuance of common stock.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2001

NOTE F - LIQUIDITY

The Company has incurred a loss of $1,113,193 for the quarter ended March 31, 2001. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock and exercise of warrants and options during the fiscal year ended December 31, 2000. The Company has also historically funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

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

     o Investigate potential revenue - sharing partnership in other markets, such as the hospitality industry and multi-tenant buildings;

     o Investigate a potential revenue-sharing partnership with a Midwestern internet service provider;

     o Reducing costs through a more streamlined operations by using automated machinery to produce components for our products;

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

NOTE G - SEGMENT INFORMATION

The company operates in two segments, amplifier and equipment to serve the high speed wireless internet business. The Company does not measure its business activities by segment, except as follows:

                                   Quarter Ended March 31,
                                   -----------------------         Year Ended
Sales:                              2001             2000       December 31,2000
                                    ----             ----       ----------------
Amplifiers                       $  389,701       $  753,962       $2,139,590
Internet Business                    77,605          145,106          455,500
                                 ----------       ----------       ----------
                                 $  467,306       $  899,068       $2,595,090
                                 ==========       ==========       ==========


                                  March 31,        Dec. 31,
Inventory:                          2001             2000
                                 ----------       ----------
   Amplifiers                    $  372,512       $  439,953
   Internet Business                372,828          158,000
                                 ----------       ----------
                                 $  745,340       $  597,953
                                 ==========       ==========

                         PART I - FINANCIAL INFORMATION

 Item 2. Management's Discussion and Analysis of Financial Condition and Results
                                  of Operations

RESULTS OF OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

Net sales for the three month period ended March 31, 2001 were $467,306 while sales for the three months ended March 31, 2000 were $899,068. Sales decreased due to the general economic slowdown which affected the amplifiers and the High Speed Wireless Internet business. The 2001 quarter reflected continued amplifier deliveries to Airspan Communications and substantially less revenues from Harris Corporation. Presently, the Company is working on new product development for Harris Corporation; and prototype quantities are expected to be shipped in the second quarter. The company is continuing to investigate revenue-sharing opportunities and long-term OEM relations with ISP's and in other markets, however such relationships take a substantial amount of time to develop and have been negatively affected by economic declines in the telecommunications industry globally.

Gross profit for the three months ended March 31, 2001 amounted to $84,126 (18% of sales), compared to $238,970 (27% of sales) for the corresponding three months of 2000. This decrease in gross margin is principally attributable to reduced revenues while the fixed costs remained relatively unchanged.

Research, engineering, and development costs were $136,279 in 2001 compared to $109,567 for the first quarter of 2000. The cost increased slightly due to higher cost of research materials which are required for development of the IMT 2000 amplifier and the new High Speed Wireless Internet products.

Selling, general and general administrative expenses were $393,430 in 2001 compared to $365,309 in 2000. The costs were higher in 2001 because of increased advertising and travel fees associated with developing the wireless internet provider business, and higher professional fees associated with legal matters.

Equity-based compensation primarily represents the value of the modification of warrants in 2001 and the issuance of shares to an outside consultant in 2000.

The company has provided the estimated cost of the class action litigation (see note E-3) settlement of $550,000 in the quarter ended March 31, 2001 based upon currently available information.

The interest income for the first three months of 2001 amounted to $22,884 compared to $11,746 for the quarter ending March 31, 2000. The increase in interest income was due to additional funds to the Company's cash investments in Money Market accounts during 2000/2001. These funds were generated from private placements, and the proceeds from the exercise of warrants during the year 2000.

As a result of the foregoing, the Company incurred net losses of ($1,113,193) or ($.15) per share for the three months ended March 31, 2001 compared to net losses of ($324,889) or ($.05) per share for the same period in 2000. The loss was higher for the quarter ended March 31, 2001 primarily due to the additional cost of class action litigation settlement.

LIQUIDITY AND CAPITAL RESOURCES

At March 31, 2001, the Company had cash and cash equivalents of $1,350,905 principally due to the injection of private placement funds and exercise of warrants in 1999 and 2000. The Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees where possible during 2000 and 2001. This trend is expected to continue in the second, third and fourth quarters of 2001.

The Company believes that the net proceeds of the Company's private placements in 1999 and 2000 will meet its working capital obligations and fund further development of its business for the next twelve months. The company does not expect the estimated cost of the class action litigation settlement to have a significant impact on the Company's liquidity. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See also Note F regarding liquidity matters.

                           PART II - OTHER INFORMATION

Item 2. Change in Securities

During the first quarter ended March 31, 2001, the Company issued 1,820 shares of common stock to an investor relations firm. The sale was made in reliance on
Section 4(2) of the Act.

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

          (b)  Reports on Form 8-K

               The Registrant filed a Current Report on Form 8-K on January 24, 2001, disclosing the extension of the expiration date of certain outstanding warrants.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMPLIDYNE, INC.


Dated:  May 18, 2001                   By: /s/ DEVENDAR S. BAINS
                                           -------------------------------
                                           Name:  Devendar S. Bains
                                           Title: Chief Executive Officer,
                                                  President, Treasurer,
                                                  Principal Accounting
                                                  Officer and Director