Form 10QSB
period 2001-06-30
AMPLIDYNE INC
filed 2001-08-14
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001.


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


     Check  whether  the  issuer  (1)  filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                Yes   X    No ___



The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 31, 2001 was 7,892,661.

                                 AMPLIDYNE, INC.
                                  FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2001



                                TABLE OF CONTENTS
                                -----------------


PART  1  -  FINANCIAL  INFORMATION
            ----------------------

Item  1     Financial  Statements  (Unaudited):
            ---------------------

            Balance Sheets . . . . . . . . . . . . . . . . . . . . . .  1-2

            Statements of Operations . . . . . . . . . . . . . . . . .  3

            Statement of Cash Flows. . . . . . . . . . . . . . . . . .  4

            Statement  of  Changes  in  Stockholder's  Equity. . . . .  5

            Notes  to  Financial  Statements . . . . . . . . . . . . .  6-11

Item  2     Management's  Discussion  and  Analysis  of  Financial
             Condition  and  Results  of  Operations . . . . . . . . .  12-14

PART  II  - OTHER  INFORMATION
           --------------------

Item  2.    Change  in  Securities . . . . . . . . . . . . . . . . . .  15

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

                         PART 1 - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                    AMPLIDYNE, INC.
                                    BALANCE SHEETS

                                        ASSETS
                                        ------

                                                                June  30,   December 31,
                                                                  2001          2000
                                                                ----------  -----------
                                                                (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                     $1,378,722  $1,966,142
  Accounts receivable, net of allowance
    for doubtful accounts of $326,000 and $291,000 at June 30,
    2001 and December 31, 2000, respectively                       502,381     318,345
  Inventories, principally raw materials                           875,467     597,953
  Loan receivable-officer                                           36,670      33,667
  Prepaid expenses and other                                        22,122     101,957
                                                                ----------  ----------

  Total current assets                                           2,815,362   3,018,064
                                                                ----------  ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                          723,179     720,818
  Furniture and fixtures                                            43,750      43,750
  Autos and trucks                                                  66,185      66,183
  Leasehold improvements                                             8,138       8,141
                                                                ----------  ----------
  Total                                                            841,252     838,892
  Less:  Accumulated depreciation and amoritization                654,455     588,845
                                                                ----------  ----------
    Net property and equipment                                     186,797     250,047
                                                                ----------  ----------

OTHER ASSETS
  Security Deposits and other non-current assets                    59,204      72,354
                                                                ----------  ----------

TOTAL ASSETS                                                    $3,061,363  $3,340,465
                                                                ==========  ==========

    The accompanying notes are an integral part of these financial statements

                                         AMPLIDYNE, INC.
                                         BALANCE SHEETS

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------
                                                                    June 30,       December 31,
                                                                      2001             2000
                                                                      ----             ----
                                                                   (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                        $      11,682   $      11,385
  Accounts payable                                                     224,079         242,289
  Accrued expenses                                                     255,972         258,875
  Settlement of litigation                                             125,000         150,000
                                                                 --------------  --------------

    Total current liabilities                                          616,733         662,549

LONG-TERM LIABILITIES
  Lease obligations, less current maturities                             2,691           9,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Preferred stock - authorized 1,000,000 shares
    of no stated value; no shares issued and outstanding                     -               -
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 7,855,661, and 7,463,841 shares issued and outstanding at June 30, 2001 and
     December 31, 2000, respectively.                                      786             747
Additional paid-in-capital                                          21,378,615      20,212,154
Accumulated deficit                                                (18,937,462)    (17,544,770)
                                                                 --------------  --------------

  Total stockholders' equity                                         2,441,939       2,668,131
                                                                 --------------  --------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $   3,061,363   $   3,340,465
                                                                 ==============  ==============

    The accompanying notes are an integral part of these financial statements

                                      -2-

                                AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                  (UNAUDITED)


                                                 Three            Three              Six               Six
                                                 Months           Months            Months            Months
                                                 Ended            Ended             Ended             Ended
                                                June 30,         June 30,          June 30,          June 30,
                                                  2001             2000              2001              2000
                                           ---------------  ---------------  ----------------  -----------------
Net Sales                                  $      707,314   $      529,008   $     1,174,620   $      1,428,076

Cost of goods sold                                366,134          509,584           749,314          1,169,682
                                           ---------------  ---------------  ----------------  -----------------

  Gross profit                                    341,180           19,424           425,306            258,394

Operating expenses
 Selling, general & administrative                472,480          587,377           865,910            952,686
 Research, engineering and development            164,912          137,272           301,191            246,839
 Equity-based compensation charge                       -                -           140,000            100,000
                                           ---------------  ---------------  ----------------  -----------------

  Operating loss                                 (296,212)        (705,225)         (881,795)        (1,041,131)

Other non operating income (expenses)
 Interest income                                   17,083           19,056            39,967             30,802
 Interest expense                                    (370)               -              (864)              (729)
 Estimated cost of litigation settlement                -                -          (550,000)                 -
                                           ---------------  ---------------  ----------------  -----------------

NET LOSS                                   $     (279,499)  $     (686,169)  $    (1,392,692)  $     (1,011,058)
                                           ===============  ===============  ================  =================

Net loss per share - basic and diluted     $         (.04)  $         (.09)  $          (.19)  $           (.14)
                                           ===============  ===============  ================  =================

Weighted average number of shares
outstanding                                     7,469,649        7,270,858         7,469,970          7,101,009
                                           ===============  ===============  ================  =================


    The accompanying notes are an integral part of these financial statements

                                      -3-

                                AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)


                                                                                Six             Six
                                                                               Months          Months
                                                                                Ended           Ended
                                                                            June 30, 2001    June 30, 2000
                                                                           ---------------  ---------------
Cash flows from operating activities:
 Net Loss                                                                  $   (1,392,692)  $   (1,011,058)

 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                                                  65,610           65,874
    Estimated cost of litigation settlement                                       550,000                -
    Stock compensation charge                                                     140,000          100,000
    Changes in assets and liabilities
      Accounts receivable                                                        (184,036)         (20,148)
      Inventories                                                                (277,514)         141,339
      Prepaid expenses and other assets                                            92,985          (13,472)
      Accounts payable and accrued expenses                                       (96,113)        (254,749)
                                                                           ---------------  ---------------
           Total adjustments                                                      290,932          (18,844)
                                                                           ---------------  ---------------
           Net cash used for operating activities                              (1,101,760)        (992,214)
                                                                           ---------------  ---------------

Cash flows from investing activities:
  Loan receivable - officer                                                        (3,003)               -
  Purchase of property and equipment                                               (2,360)          (6,375)
                                                                           ---------------  ---------------
          Net cash used for investing activities                                   (5,363)          (6,375)
                                                                           ---------------  ---------------

Cash flows from financing activities:
  Payment of lease obligations                                                     (6,797)          (7,449)
  Proceeds from issuance of stock and exercise of
    options and warrants, net of costs                                            526,500        2,416,454
                                                                           ---------------  ---------------
         Net cash provided by financing activities                                519,703        2,409,005
                                                                           ---------------  ---------------

      NET (DECREASE) INCREASE IN CASH                                            (587,420)       1,410,416

Cash at beginning of period                                                     1,966,142        1,445,055
                                                                           ---------------  ---------------

Cash and cash equivalents at end of period                                 $    1,378,722   $    2,855,471
                                                                           ===============  ===============

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                                                 $          864   $          729
                  Income taxes                                                          -                -



The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2000
                       AND SIX MONTHS ENDED JUNE 30, 2001

                                 Preferred  Stock          Common  Stock        Additional       Accumulated
                                 ----------------          -------------        ----------       -----------
                                Shares     Par  Value   Shares    Par  Value   Paid-In-Capital   (Deficit)     Total
                                ------     ----------   ------    ----------   ---------------   -----------   ------
Balance  at
December 31, 1999                          $   -       6,924,970    $ 692     $  17,618,398     $(15,104,725)  $2,514,365

Net loss for the year ended
December 31, 2000                              -               -        -                 -       (2,440,045)  (2,440,045)
Issuance  of  common  stock
net of costs                                             319,000       32         1,594,968                -    1,595,000
Exercise of warrants                                     177,121       19           713,248                -      713,267



Financing and
compensation costs
related to options and warrants
issued                                                         -        -           114,545                -     114,545
Exercise  of  stock options
into  shares  of  common
stock                                                     42,750        4           170,995                -     170,999
                                -------   -----------   --------     ---------   -------------    ------------  ---------

Balance at December 31, 2000         -          -      7,463,841      747        20,212,154      (17,544,770)   2,668,131
Unaudited:
Estimated  cost  of
    litigation  expected  to  be
    settled  by  the  issuance
    of common stock                                                                 500,000                       500,000
Financing  cost  associated
    with  warrants  extended
    and shares issued                                     1,820                     140,000                       140,000
Issuance  of  common  stock
    net of costs                                        390,000        39           526,461                       526,500
Net  loss  for  six months
ended June 30, 2001                                                                               (1,392,692)  (1,392,692)
                              -------    -----------   --------     ---------   -------------    ------------  -----------

Balance at June 30, 2001            -      $    -     7,855,661     $ 786      $  21,378,615    $(18,937,462)  $ 2,441,939
                              =======    ===========   ========     =========   ==============   =============  ===========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  A  -  ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six month period ended June 30, 2001 and June 30, 2000 (b) the financial position at June 30, 2001 and December 31, 2000 (c) the statements of cash flows for the six-month period ended June 30, 2001 and June 30, 2000, and (d) the changes in stockholders' equity for the six-month period ended June 30, 2001 and the year ended December 31, 2000 have been made. The results of operations for the six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  C  -  PUBLIC  OFFERING  AND  PRIVATE  PLACEMENTS-(CONTINUED)

Private  Placements

At June 30, 2001, the following 757,500 warrants remain outstanding: (1) 67,500 exercisable at $2.50 originally through January 20, 2001 but extended to December 31, 2001, (2) 145,000 exercisable at $4.00 originally through January 20, 2001 but extended to December 31, 2001, (3) 20,000 exercisable at $1.00 through May 2010, (4) 20,000 exercisable at $7.00 through December 2004, (5) 30,000 exercisable at $6.00 through November 2004, (6) 50,000 exercisable at $2.00 through December 2004 and (7) 50,000 exercisable at $4.00 through December 2004, (8) 141,000 exercisable at $1.75, (16,000 of which expire December 2004 and 125,000 of which expire December 2002), (9) 39,000 exercisable at $1.80 through July 31, 2004 and (10) 195,000 exercisable at $3.00 through July 31, 2004. At June 30, 2001, the Company had employee stock options outstanding to acquire 1,836,000 shares of common stock at exercise prices of $1.25 to $4.00.

During the quarter ended June 30, 2001, the Company issued 390,000 shares of common stock at $1.50 per share, to accredited investors, resulting in gross proceeds of $585,000. The Company paid cash commissions of $58,500 in connection with such private placement.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  E  -  LITIGATION  (CONTINUED)

The  Company  is  involved  in  the  following  matters:

1.     AIRNET  COMMUNICATIONS  CORPORATION  VS  AMPLIDYNE,  INC.
       ---------------------------------------------------------
AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over the next two years. At June 30, 2001, $125,000 remained unpaid.

2.     ENS  ENGINEERING  VS  AMPLIDYNE,  INC.
       --------------------------------------
The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid as of June 30, 2001. The Company has not received any required documents and releases from ENS.

3.     CLASS  ACTION  LITIGATION
       -------------------------
The Company was served with several class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. In connection with this matter, on or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. That complaint alleges that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believes that the complaint has no merit and has vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which is subject to the approval of the Court. Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which shall be paid directly by the Company) has been established for the benefit of members of the class. In addition, the Company will issue 324,486 shares of its common stock (which has been valued at $500,000) on behalf of the class members. The Company has recorded an estimate of the cost of the litigation, including a credit to Additional Paid-In Capital for the estimated value of the settlement that could be settled by the issuance of common stock.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  F  -  LIQUIDITY

The Company has incurred a loss of $1,392,692 for the six months ended June 30, 2001. The Company funded operations during this period primarily from the proceeds from privately placed common stock and exercise of warrants and options during the fiscal year ended December 31, 2000. The Company has also historically funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

Management's  plans  for  dealing  with  the  foregoing  matters  include:

- Increasing sales of its high speed internet connectivity products through both individual customers and strategic alliances, which are expected to yield higher profit margins;

- Decreasing the dependency on certain major customers by aggressively seeking other customers in the multicarrier amplifier markets;

- Partnering with significant companies to jointly develop innovative products, which has yielded orders with multinational companies to date, and which are expected to further expand such relationships;

- Investigate potential revenue - sharing partnership in other markets, such as the hospitality industry and multi-tenant buildings;

- Reducing costs through a more streamlined operations by using automated machinery to produce components for our products;

- Funding operations in 2001 with the remaining cash that was received from the 2000 and 2001 private placements, possible additional 2001 private placements, and the deferral of payments of officers' salaries, as needed;

- Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

-     Reducing  overhead  costs  and  general  expenditures  if  necessary.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  G  -  SEGMENT  INFORMATION

The Company operates in two segments, amplifier and equipment to serve the high speed wireless internet business. The Company does not measure its business activities by segment, except as follows:


                                   Six Months Ended June 30,

                                                              Year  Ended
 Sales:                                 2001        2000     December 31, 2000
                                        ----        ----     -----------------
 Amplifiers                      $  1,003,177   $ 1,173,478    $  2,139,590
 Internet Business                    171,443       254,598         455,500
                                   ----------     ----------     ----------

                                  $  1,174,620  $ 1,428,076    $  2,595,090
                                     =========    =========       =========


                                                   June 30,    December 31,
Inventory:                                          2001          2000
                                                    ----          ----
Amplifiers                                      $   554,202     $  439,953
Internet Business                                   321,265        158,000
                                                 ----------     ----------

                                                $  875,467      $  597,953
                                                 ==========      ==========

NOTE  H  -  RECENT  ACCOUNTING  PRONOUNCEMENTS

On July 20, 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Intangible Assets. SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

- all business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2001

NOTE  H  -  RECENT  ACCOUNTING  PRONOUNCEMENTS  (CONTINUED)

- intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability

- goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

- effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

Although it is still reviewing the provisions of these Statements, management's preliminary assessment is that these Statements will not have a material impact on the Company's financial position or results of operations.

                         PART I - FINANCIAL INFORMATION

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

Net sales for the three month period ended June 30, 2001 were $707,314 while sales for the three months ended June 30, 2000 were $529,008. The 2001 quarter reflected higher amplifier deliveries to Airspan Communications and Harris Corporation. The Company is continuing to investigate revenue-sharing opportunities and long-term OEM relations with ISP's and in other markets, however such relationships take a substantial amount of time to develop and have been negatively affected by economic declines in the telecommunications industry globally.

Gross profit for the three months ended June 30, 2001 amounted to $341,180 (48% of sales), compared to $19,424 (4% of sales) for the corresponding three months of 2000. This increase in gross margin is principally attributable to higher gross profits on new wireless internet products and efficiencies gained in the manufacturing processes.

Selling, general and administrative expenses were $472,480 in 2001 compared to $587,377 in 2000. The costs were lower because of a decrease in 2001 of advertising and travel fees associated with developing the wireless internet provider business during 2000 and due to higher professional fees during 2000 associated with legal matters.

Research, engineering, and development costs were $164,912 in 2001 compared to $137,272 for the first quarter of 2000. The costs increased slightly due to higher cost of research materials which are required for development of the IMT 2000 amplifier and the new High Speed Wireless Internet products.

The interest income for the three months ended June 30, 2001 amounted to $17,083 compared to $19,056 for the quarter ending June 30, 2000. The decrease in interest income was due to slightly lower cash in the Company's Money Market accounts during 2001. These funds were generated from private placements, and the proceeds from the exercise of warrants during the year 2000.

As a result of the foregoing, the Company incurred net losses of ($279,499) or ($.04) per share for the three months ended June 30, 2001 compared to net losses of ($686,169) or ($.09) per share for the same period in 2000.

RESULTS OF OPERATIONS-SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000.

Net sales for the six month period ended June 30, 2001 were $1,174,620 while sales for the six months ended June 30, 2000 were $1,428,076. Sales decreased due to a decline in the Company's sales of wireless internet products caused in part by delays in our customers receiving financing to deploy their roll-outs, as well as decrease in amplifier shipments in the first quarter of 2001. In addition, the 2001 period reflected continued deliveries of orders to Harris Corporation and other large OEM's, and reflected substantially no revenues from the Korean marketplace.

Gross profit for the six months ended June 30, 2001 amounted to $425,306 (36% of sales), compared to $258,394 (18% of sales) for the corresponding six months of 2000. This increase in gross margin is principally attributable to higher gross profits on new wireless internet products and efficiencies gained in the manufacturing and assembling of the Company's products, both through larger and more consistent orders and the use of some automation in the manufacturing process.

Selling, general and administrative expenses were $865,910 and $952,686 for the six months ended June 30, 2001 and 2000, respectively. The decrease costs reflect reduced consulting fees and professional fees associated with legal matters which were primarily incurred during 2000. The decrease is offset by a slight increase in costs related to personnel and marketing efforts dedicated to the new wireless internet products.

Research, engineering, and development costs increased by $54,352 for the first six months of 2001 from the corresponding six month period of 2000. The increase in R&D expenses was related to increased development and testing of the new wireless internet products during 2001.

Equity-based compensation primarily represents the value of the modification of warrants in 2001 and the issuance of shares to an outside consultant in 2000.


The Company has provided the estimated cost of the class action litigation (see note E-3) settlement of $550,000 in the quarter ended March 31, 2001 based upon currently available information.

Interest income was $39,967 for the first six months of 2001 compared to the corresponding period of $30,802. The $9,165 increase is due to additional funds from the private placement and exercise of warrants during 2001.

As a result of the foregoing, the Company incurred net losses of $1,392,692 or (.19) per share for the six months ended June 30, 2001 compared to net losses of $1,011,058 or (.14) per share for the same period in 2000.


LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2001, the Company had cash and cash equivalents of $1,378,722 principally due to the injection of private placement funds and exercise of warrants in 1999, 2000, and 2001. The Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees where possible during 2000 and 2001. This trend is expected to continue in the third and fourth quarters of 2001.

The Company believes that the net proceeds of the Company's private placements in 1999, 2000, and 2001 will meet its working capital obligations and fund further development of its business for the next twelve months. The Company does not expect the estimated cost of the class action litigation settlement to have a significant impact on the Company's liquidity. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See also Note F regarding liquidity matters.

                           PART II - OTHER INFORMATION

ITEM  2.  CHANGE  IN  SECURITIES

In June 2001, the Company issued 390,000 shares of Common Stock, at $1.50 per share (resulting in gross proceeds of $585,000), to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended. In connection with such private offering, the investors were issued 195,000 warrants (one warrant for each two shares purchased), which are exercisable at $3.00 per share and expire July 31, 2004. The Company paid commissions to NASD broker-dealers in the amount of $58,500 and issued to such persons 39,000 warrants, which are exercisable at $1.80 per share and expire July 31, 2004.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   AMPLIDYNE,  INC.


Dated:  August  14,  2001
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