Form 10QSB
period 2001-09-30
AMPLIDYNE INC
filed 2001-11-14
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001.

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

                                Yes  X   No ___


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of October 31, 2001 was 7,892,661.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2001


                                TABLE OF CONTENTS
                                -----------------


PART  1  -  FINANCIAL  INFORMATION
            ----------------------

Item  1        Financial  Statements  (Unaudited):
               ---------------------

               Balance  Sheets                                        1-2

               Statements  of  Operations                             3

               Statement  of  Cash  Flows                             4

               Statement  of  Changes  in  Stockholder's  Equity      5

               Notes  to  Financial  Statements                       6-12

Item  2        Management's Discussion and Analysis of Financial
                Condition  and  Results  of  Operations               13-14

PART  II  -  OTHER  INFORMATION
           --------------------

Item  1.  Legal  Proceedings                                          15

Item  2.  Change  in  Securities                                      15

Signatures                                                            16

                         PART 1 - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                      ASSETS
                                      ------

                                                         September 30,  December 31,
                                                              2001         2000
                                                           (Unaudited)

CURRENT ASSETS
  Cash and cash equivalents                                 $1,148,168  $1,966,142
  Accounts receivable, net of allowance
    for doubtful accounts of $359,000 and $291,000 at
    September 30, 2001 and December 30, 2000, respectively     557,449     318,345
  Inventories, principally raw materials                     1,053,857     597,953
  Loan receivable-officer                                       46,892      33,667
  Prepaid expenses and other                                    22,122     101,957
                                                            ----------  ----------

  Total current assets                                       2,828,488   3,018,064
                                                            ----------  ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                      723,664     720,818
  Furniture and fixtures                                        43,750      43,750
  Autos and trucks                                              66,185      66,183
  Leasehold improvements                                         8,138       8,141
                                                            ----------  ----------
  Total                                                        841,737     838,892
  Less:  Accumulated depreciation and amoritization            687,260     588,845
                                                            ----------  ----------
    Net property and equipment                                 154,477     250,047
                                                            ----------  ----------

OTHER ASSETS
  Security Deposits and other non-current assets                57,518      72,354
                                                            ----------  ----------

TOTAL ASSETS                                                $3,040,483  $3,340,465
                                                            ==========  ==========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                              LIABILITIES AND STOCKHOLDERS' EQUITY
                              ------------------------------------

                                                                   September 30,     December 31,
                                                                        2001            2000
                                                                    (Unaudited)
CURRENT LIABILITIES
  Current maturities of lease obligations                         $      11,312   $      11,385
  Accounts payables                                                     342,966         242,289
  Accrued expenses                                                      162,543         258,875
  Settlement of litigation                                              180,000         150,000
                                                                  --------------  --------------

    Total current liabilities                                           696,821         662,549

LONG-TERM LIABILITIES
  Lease obligations, less current maturities                                  -           9,785

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible Preferred stock - authorized 100,000 shares
    of $.0001 par value; 20,000 shares issued and outstanding
    at September 30, 2001 (liquidation preference of $200,000
    at September 30, 2001)                                                    2               -
  Common stock - authorized, 25,000,000 shares
    Of $.0001 par value; shares 7,892,661, and 7,463,841 shares issued and outstanding at September 30, 2001 and
     December 31, 2000, respectively.                                       790             747
Additional paid-in-capital                                           21,610,099      20,212,154
Accumulated deficit                                                 (19,267,229)    (17,544,770)
                                                                  --------------  --------------

  Total stockholders' equity                                          2,343,662       2,668,131
                                                                  --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $   3,040,483   $   3,340,465
                                                                  ==============  ==============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                     Three            Three             Nine              Nine
                                                     Months           Months           Months             Months
                                                     Ended            Ended             Ended             Ended
                                                 September  30,    September  30,   September  30,     September  30,

                                                      2001             2000              2001              2000
                                                ---------------  ---------------  ----------------  -----------------
Net Sales                                       $      663,899   $      474,128   $     1,838,519   $      1,902,204

Cost of goods sold                                     409,384          564,949         1,158,698          1,734,631
                                                ---------------  ---------------  ----------------  -----------------

  Gross profit                                         254,515          (90,821)          679,821            167,573

Operating expenses
  Selling, general & administrative                    449,697          454,606         1,315,607          1,407,292
  Research, engineering and
    development                                        138,480          133,799           439,671            380,638
  Equity-based compensation charge                           -                -           140,000            100,000
                                                ---------------  ---------------  ----------------  -----------------

  Operating loss                                      (333,662)        (679,226)       (1,215,457)        (1,720,357)

Other non operating income (expenses)
  Interest income                                        7,495           39,085            47,462             69,887
  Interest expense                                      (3,600)             179            (4,464)              (550)
  Cost of litigation settlement                              -                -          (550,000)                 -
                                                ---------------  ---------------  ----------------  -----------------

NET LOSS                                        $     (329,767)  $     (639,962)  $    (1,722,459)  $     (1,651,020)
                                                ===============  ===============  ================  =================

Net loss per share - basic and diluted          $         (.04)  $         (.09)  $          (.23)  $           (.23)
                                                ===============  ===============  ================  =================


Weighted average number of shares outstanding        7,883,672        7,430,448         7,609,173          7,211,546
                                                ===============  ===============  ================  =================

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                           Nine             Nine
                                                          Months           Months
                                                           Ended            Ended
                                                      Sept. 30, 2001    Sept. 30, 2000
                                                    ----------------  ----------------
Cash flows from operating activities:
Net Loss                                            $    (1,722,459)  $    (1,651,020)

Adjustments to reconcile net loss to net cash
used in operating activities
    Depreciation and amortization                            98,415            99,152
    Stock compensation charge                                     -           100,000
    Changes in assets and liabilities
      Accounts receivable                                  (239,104)           (9,381)
      Inventories                                          (455,904)          201,606
      Prepaid expenses and other assets                      94,671           (25,209)
      Accounts payable and accrued expenses                  34,345          (247,115)
                                                    ----------------  ----------------
           Total adjustments                               (467,577)          119,053
                                                    ----------------  ----------------
           Net cash used for operating activities        (2,190,036)       (1,531,967)
                                                    ----------------  ----------------

Cash flows from investing activities:
  Loan receivable - officer                                 (13,225)                -
  Purchase of property and equipment                         (2,845)           (6,692)
                                                    ----------------  ----------------
          Net cash used for investing activities            (16,070)           (6,692)
                                                    ----------------  ----------------

Cash flows from financing activities:
  Payment of lease obligations                               (9,858)          (13,910)
  Proceeds from issuance of stock and exercise of
    options and warrants, net of costs                    1,397,990         2,469,266
                                                    ----------------  ----------------
         Net cash provided by financing activities        1,388,132         2,455,356
                                                    ----------------  ----------------

      NET INCREASE (DECREASE) IN CASH                      (817,974)          916,697

Cash at beginning of period                               1,966,142         1,445,055
                                                    ----------------  ----------------

Cash and cash equivalents at end of period          $     1,148,168   $     2,361,752
                                                    ================  ================

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                          $         4,464   $           729
                  Income taxes                                    -             2,700


    The accompanying notes are an integral part of these financial statements

                                                       AMPLIDYNE, INC.
                                        STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                                            FOR THE YEAR ENDED DECEMBER 31, 2000
                                          AND NINE MONTHS ENDED SEPTEMBER 30, 2001



                                     Preferred  Stock         Common  Stock
                                     ----------------         -------------
                                                                                   Additional       Accumulated
                                    Shares    Par  Value    Shares     Par  Value  Paid-In-Capital   (Deficit)        Total
                                   --------  ----------  ----------  ------------  ------------   -------------  -------------
Balance at
December 31, 1999                             $    -       6,924,970      $  692    $17,618,398  $(15,104,725)   $ 2,514,365

Net loss for the year ended
 December 31, 2000                                                 -           -              -    (2,440,045)    (2,440,045)
Issuance of common stock
net of costs                                                 319,000          32      1,594,968             -      1,595,000
Exercise of warrants                                         177,121          19        713,248             -        713,267
Financing and
 compensation costs related
 to options and warrants
 issued                                                            -           -        114,545             -        114,545
Exercise of stock options
 into shares of common
 stock                                                        42,750           4        170,995             -        170,999
                                    --------  ----------  ----------  ------------  ------------   -------------  -------------

Balance at Dec. 31, 2000                   -           -   7,463,841          747    20,212,154    (17,544,770)    2,668,131
Unaudited:
Cost of
    litigation to be
    settled by the issuance
    of common stock                                                                     500,000                      500,000
Financing cost associated
    with warrants extended
    and shares issued                                          1,820                    140,000                      140,000
Issuance of common stock
    net of costs                                             415,000           42       559,708                      559,750
Issuance of Preferred Stock
    net of costs                     20,000           2                                 179,998                      180,000
Beneficial Conversion
    cost relating to
    convertible Preferred
    Stock                                                                                 3,600                        3,600
Issuance of Common Stock
    for services rendered by
    third party                                               12,000           1         14,639                       14,640
Net loss for nine months
 ended September 30, 2001                                                                           (1,722,459)   (1,722,459)
                                    --------  ----------  ----------  ------------  ------------   -------------  -------------

Balance at Sept. 30, 2001             20,000  $        2   7,892,661  $       790   $ 21,610,099   $(19,267,229)  $2,343,662
                                    ========  ==========  ==========  ============  =============  =============  =============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  A  -  ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2001 and September 30, 2000 (b) the financial position at September 30, 2001 (c) the statements of cash flows for the nine-month period ended September 30, 2001 and September 30, 2000, and (d) the changes in stockholders' equity for the nine-month period ended September 30, 2001 have been made. The results of operations for the nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.


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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  C  -  PUBLIC  OFFERING  AND  PRIVATE  PLACEMENTS-(CONTINUED)

Private  Placements

At September 30, 2001, the following 792,500 warrants remain outstanding: (1) 67,500 exercisable at $2.50 originally through January 20, 2001 but extended to December 31, 2001, (2) 145,000 exercisable at $4.00 originally through January 20, 2001 but extended to December 31, 2001, (3) 20,000 exercisable at $1.00 through May 2010, (4) 20,000 exercisable at $7.00 through December 2004, (5) 30,000 exercisable at $6.00 through November 2004, (6) 50,000 exercisable at $2.00 through December 2004 and (7) 50,000 exercisable at $4.00 through December 2004, (8) 141,000 exercisable at $1.75 (16,000 of which expire December 2004 and 125,000 of which expire December 2002), (9) 41,500 exercisable at $1.80 through July 31, 2004, (10) 207,500 exercisable at $3.00 through July 31, 2004 and (11)
20,000 exercisable at $1.20 through September 30, 2004. At September 30, 2001, the Company had employee stock options outstanding to acquire 2,136,000 shares of common stock at exercise prices of $1.25 to $4.00.

During the second quarter ended June 30, 2001, the Company issued 390,000 shares of common stock at $1.50 per share, to accredited investors, resulting in gross proceeds of $585,000. The Company paid cash commissions of $58,500 in connection with such private placement.


During the third quarter ended September 30, 2001, the Company issued 25,000 shares of common stock at $1.50 per share, to accredited investors, resulting in gross proceeds of $37,500. The Company paid cash commissions of $3,750 in connection with such private placement.

In September 2001, the Company issued 20,000 shares of Series B Preferred Stock to accredited investors pursuant to Rule 506 of Regulation D of the Act. The Company sold such shares at $10.00 per share, received gross proceeds of $200,000 and paid brokerage commissions of $20,000 (resulting in net proceeds of $180,000). The Preferred Stock: (i) are entitled to dividends at the annual rate of 10%, payable semi-annually, in cash or in shares of Common Stock; (ii) has a liquidation preference of $10.00 per share, (iii) is convertible into shares of Common Stock at the lesser of (A) 100% of the average closing sales price of the Common Stock on the five trading days prior to issuance or (B) 85% of the average closing sale price of the Common Stock for the five trading days prior to conversion, in each case not less than $.75 per share; (iv) is non-voting,
(v) is subject to redemption (at the option of the Company) at a rate of 110% of the original issuance price and (vi) shall automatically convert into Common Stock on September 30, 2004 (if not previously converted). The Company shall also have the right, at its option, to convert the Preferred Stock (at a conversion rate of $1.00 per share) if the average closing sales price per share of Common Stock, for a consecutive 20 trading day period, is $3.00 or greater.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  C  -  PUBLIC  OFFERING  AND  PRIVATE  PLACEMENTS-(CONTINUED)

During the third quarter ended September 30, 2001, the Company issued 12,000 shares of Common Stock to an investor relations firm. An expense amounting to $14,600 was charged to operations as a result of the stock issue.

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

The  Company  is  involved  in  the  following  matters:

1.     AIRNET  COMMUNICATIONS  CORPORATION  VS  AMPLIDYNE,  INC.
       ---------------------------------------------------------
AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over the next two years. The Company has made partial payments of the required quarterly amount. At September 30, 2001, $95,000 remained unpaid.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  E  -  LITIGATION-(CONTINUED)

2.     ENS  ENGINEERING  VS  AMPLIDYNE,  INC.
       --------------------------------------
The Company is also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid as of September 30, 2001. The Company has not received any required documents and Releases from ENS.

3.     CLASS  ACTION  LITIGATION
       -------------------------
The Company was served with class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. On or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. That complaint alleged that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believed that the complaint had no merit and vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001) Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) was established for the benefit of members of the class. In addition, the Company is obligated to issue 324,486 freely tradable shares of its common stock (which was valued at $500,000 as of May 2, 2001) on behalf of the class members. As of September 30, 2001, the Company had not been given instructions regarding the issuance of such shares. The Company has recorded the cost of the litigation, including a credit to Additional Paid-In Capital for the value of the settlement that has been settled by the issuance of common stock.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  F  -  LIQUIDITY

The Company has incurred a loss of $1,722,459 for the nine months ended September 30, 2001. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock and exercise of warrants and options during the fiscal years ended December 31, 2000 and 2001. The Company has also historically funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.


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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

NOTE  G  -  SEGMENT  INFORMATION

The Company does not measure its business activities by segment. Information on the Company's product lines are as follows:


                                           Nine Months Ended  September  30,

                                                                  Year  Ended
       Sales-external                 2001        2000         December 31, 2000
                                      ----        ----         -----------------

        Amplifier               $  1,564,512    $ 1,579,153       $  2,139,590
        Internet business            274,007        323,051            455,500
                                ------------    -----------    -----------------

                                $  1,838,519    $ 1,902,204       $  2,595,090
                                ============    ===========     ================


                                                   September 30,   December 31,
        Inventory:                                      2001           2000
                                                        ----           ----

         Amplifier                                $    714,953     $  439,953
         Internet business                             338,904        158,000
                                                    ----------      ---------

                                                  $  1,053,857     $  597,953
                                                     =========       =========

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2001

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


- effective January 1, 2002 goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator

- all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.


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

                         PART I - FINANCIAL INFORMATION

     Item  2.  Management's  Discussion and Analysis of Financial Condition and
                                Results of Operations

RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000.

Net sales for the three month period ended September 30, 2001 were $663,899 while net sales for the three month period ended September 30, 2000 were $474,128. Sales increased in both the Company's amplifier and wireless internet products. In addition, the period reflected continued deliveries of orders to Harris Corporation and other large OEM's.

Gross profit for the three months ended September 30, 2001 amounted to $254,515 (38% of sales) compared to ($90,281) (-19% of sales) for the three months ended September 30, 2001 and 2000, respectively. Gross profit improved in 2001, due to higher profit margins on amplifier products and improvements in the manufacturing process. The wireless internet products also produced some of the gross profit, however, the set-up time to develop manufacturing processes and small order quantities decreased the overall gross profit margin. Further, in the third quarter of 2000, the sales volume was particularly low thereby reducing the opportunity to recover fixed manufacturing costs.


Selling, general and administrative expenses were $449,697 and $454,606 for the three months ended September 30, 2001 and 2000, respectively. Overall the costs have remained relatively unchanged.

Research, engineering, and development costs remained relatively constant for the three months ended September 30, 2001 from the corresponding three month period of 2000.

The interest income decreased for the three months ended September 30, 2001 compared to the corresponding period of 2000. The decrease is due to funds available for short term investment.

As a result of the foregoing, the Company incurred net losses of ($329,767) or ($.04) per share and ($639,962) or ($.09) per share for the three months ended September 30, 2001 and 2000, respectively.


RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000.

Net sales for the nine month period ended September 30, 2001 were $1,838,519 while sales for the nine months ended September 30, 2000 were $1,902,204. Sales decreased due to the Company's decline in the wireless internet products marketplace caused in part by difficulties incurred by customers and potential customers in obtaining funding to build their telecommunications network. In addition, the period reflects continued deliveries of amplifier products to Harris Corporation and other large OEM's.

RESULTS OF OPERATIONS-NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000 - (CONTINUED)

Gross profit for the nine months ended September 30, 2001 amounted to $679,821 (37% of sales), compared to gross profit of $167,573 (9% of sales) for the corresponding nine months of 2000. Gross profit improved in 2001, especially in the second and third quarters of 2001 due to higher profit margins on amplifier products and improvements in the manufacturing process. The wireless internet products also produced some of the gross profit, however, the set-up time to develop manufacturing processes and small order quantities decreased the overall gross profit margin.

Selling, general and administrative expenses were $1,315,607 and $1,407,292 for the nine months ended September 30, 2001 and 2000, respectively. Overall the costs have remained relatively unchanged.

Research, engineering, and development costs increased by $59,033 for the first nine months of 2001 from the corresponding nine month period of 2000. This increase was primarily due to increased costs of testing and development of new products.

Stock compensation charges of $140,000 recorded in 2001 related to the extension of certain outstanding warrants and stock issued to consultants.

The interest income decreased for the first nine months of 2001 compared to the corresponding period of 2000. The decrease is due to a reduction of funds available for short term investment as funds have been used for operations.

A $550,000 charge was allocated to the class action lawsuit settlement in May 2001.

As a result of the foregoing, the Company incurred net losses of ($1,722,459) or ($.23) per share for the nine months ended September 30, 2001 compared to net losses of ($1,651,020) or ($.23) per share for the same period in 2000.

LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2001, the Company had cash and cash equivalents of $1,148,168 principally due to the injection of private placement funds and exercise of warrants in 1999, 2000, and 2001. The Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees where possible during 2000 and 2001. This trend is expected to continue in the fourth quarter of 2001.

The Company believes that the net proceeds of the Company's private placements will meet its working capital obligations and fund further development of its business for the next twelve months. However, in order to execute our business plans to expand product offerings and revenue generating opportunities, we will likely require additional working capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See also Note F regarding liquidity matters.

                           PART II - OTHER INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Although the Company believed that the class action complaint (See Part I - Note
E) had no merit and vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001). Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) was established for the benefit of members of the class. In addition, the Company is obligated to issue 324,486 freely tradable shares of its common stock (which was valued at $500,000 as of May 2, 2001) on behalf of the class members. As of September 30, 2001, the Company had not been given instructions regarding the issuance of such shares.

ITEM  2.  CHANGE  IN  SECURITIES

In July 2001, the Company issued 25,000 shares of Common Stock, at $1.50 per share (resulting in gross proceeds of $37,500), to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act). In connection with such private offering, the investors were issued
12,500 warrants (one warrant for each two shares purchased), which are exercisable at $3.00 per share and expire July 31, 2004. The Company paid commissions to NASD broker-dealers in the amount of $3,750 and issued to such persons 2,500 warrants, which are exercisable at $1.80 per share and expire July 31, 2004.

In September 2001, the Company issued 20,000 shares of Series B Preferred Stock to accredited investors pursuant to Rule 506 of Regulation D of the Act. The Company sold such shares at $10.00 per share, received gross proceeds of $200,000 and paid brokerage commissions of $20,000 (resulting in net proceeds of $180,000). See Part I - Note C.

During the third quarter ended September 30, 2001, the Company issued 12,000 shares of Common Stock to an investor relations firm. The sale was made in reliance on Section 4(2) of the Act.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     AMPLIDYNE,  INC.

Dated:  November  14, 2001
                                     By: /s/  Devendar  S.  Bains
                                         ------------------------
                                   Name:  Devendar S.  Bains
                                  Title:  Chief  Executive  Officer,
                                          Treasurer, Principal  Accounting
                                          Officer  and  Director