Form 10KSB
period 2001-12-31
AMPLIDYNE INC
filed 2002-04-15
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

          [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
                                             -----------------


                           COMMISSION FILE NO. 0-21931

                                 AMPLIDYNE, INC.
              ----------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

         DELAWARE                                        22-3440510
-------------------------------                 ------------------------------
(STATE OF OR OTHER JURISDICTION                (IRS EMPLOYER IDENTIFICATION NO.)
OF  INCORPORATION  OR  ORGANIZATION)

     59  LAGRANGE  STREET
     RARITAN,  NEW  JERSEY                                   08869
     ---------------------                                  --------
     (ADDRESS  OF  PRINCIPAL                              (ZIP  CODE)
     EXECUTIVE  OFFICES)

REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (908) 253-6870

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:  NONE.
                                                             -----
SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's  revenues  for  its  most  recent  fiscal  year  were  $2,205,429.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2002, was approximately $7,440,569.

     Number of shares outstanding of the issuer's common stock, as of March 31, 2002 was 9,668,341.

     Documents  Incorporated  by  Reference:  None

                                     PART I
                                     ------
ITEM  1.   BUSINESS
           --------

GENERAL

AMPLIFIER  PRODUCTS

     Amplidyne, Inc., a Delaware corporation ("Amplidyne" or the "Company") designs, manufactures and sells ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. These power amplifiers, which are a key component in cellular base stations, increase the power of radio frequency ("RF") and microwave signals with low distortion, enabling the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company's wireless telecommunications products consist of solid-state, RF and microwave, single and multi-carrier power amplifiers that support a broad range of analog and digital transmission protocols including advanced mobile phone services ("AMPS"), code division multiple access ("CDMA"), time division multiple access ("TDMA"), total access communication systems ("TACS"), extended total access communication systems ("ETACS"), nordic mobile telephone ("NMT"), global system for mobile communications ("GSM"), digital communication service at 1800 MHz ("DCS-1800") and wideband code division multiple access 3G communications ("W-CDMA"). The products are marketed to the cellular, wireless local loop and personal communication systems ("PCS") segments of the wireless telecommunications industry.

     In the year 2001, the Company developed new amplifier products for the IMT 2000 standard for deployment of the 3G (Third Generation) system worldwide. The Company has also developed amplifier products for the 3.5 GHZ digital data transmission systems that are presently being deployed by some major OEM's in North America. The Company also developed new amplifier products such as the ALC amplifier for its high-speed wireless Internet products. The Company has had its test site in Sparta New Jersey under continuous operation for more than 2 years. The Company has been able to get reliable and successful service under various and severe weather including rain and snow.

     Amplidyne  has  several  products  covered by a patent issued by the United
States Patent and Trademark Office for Pre-Distortion and Pre-Distortion Linearization which, the Company believes, is more effective in reducing distortion than other currently available technologies. In addition to Company's product line of single channel power amplifiers which are currently utilized by the wireless communications industry, the Company also develops, designs and manufactures Multi-carrier Linear Power Amplifiers ("MCLPAs"). MCLPAs combine the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii) established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology which amplifies many channels with minimal distortion at the same time with one product.

HIGH  SPEED  WIRELESS  INTERNET  PRODUCTS

     In September 1999 the Company announced its entry into the emerging wireless Internet access market with new products in the ISM license exempt operating band (2.4 to 2.4835 GHz). The line of spread spectrum radio products has been expanded to provide complete solutions, with designs for indoor, outdoor and hybrid indoor/outdoor network coverage including point-to-point and point-to-multi-point configurations.

     These products include ISP Base Stations, PCMCIA radio cards, modular customer premise equipment (CPE), micro-cells, client base station, amplifiers, and other network components to provide a turn-key network solution. These products are IEEE 802.11 compliant and provide high-speed internet access and private network access from any point in the network. The Company's capabilities include engineering design to provide coverage over a wide area. Wireless network elements therefore provide users access from anywhere in the wireless network. Management believes that this type of design delivers high performance and lower operating and maintenance costs, compared to a conventional wired network. An additional value added to a network utility is full roaming access for portable devices anywhere in the network. The Company installed its own wireless network in the fourth quarter of 1999 to provide a customer demonstration system, which has proven to be successful.

     The Company designs outdoor solutions specifically targeted to the ISP market which consist of point-to-point backbones for the networks and point-to-multi-point access to wireless clients. ISP's can order complete turn-key systems for various applications or components for expansion and concentration of existing networks. In 2001, Amplidyne offered its "ISP in a Box" complete network start-up kit for deployment to ISPs.

     The Company also expanded its LAN products to include a new access point, gateway and high power PCMCIA radio card to support its indoor market development and penetration into Multi-Dwelling Units ("MDUs"). The use of discreet antennas and intelligent amplifiers has proved especially effective in providing ubiquitous coverage in tall buildings, large atriums, and sprawling campus applications. The SOHO package was also designed in 2001 to quickly and easily implement simple home and small office networks without professional installation or maintenance.

     The Company opened the Hospitality market for its highs-peed Internet access products in 2001 with the inauguration of service in the Ritz Carlton in Jamaica. The breadth of Amplidyne's network elements provides a unique advantage when designing hybrid indoor/outdoor wireless networks for complete coverage of hotel rooms, indoor common spaces and outdoor recreation spaces. Making all spaces in a hotel complex accessible for a full range of access and

IT services creates new and enhanced revenue opportunities for operators. Amplidyne acquired certain access to hotels in January 2002 that may accelerate its penetration into the hospitality market in 2002.

     In 2001 the Company began development of two new products for the wireless security and surveillance market. The first was a wireless camera that has its own power, completely wireless and disaster resistant for access, recording an analysis of video and audio communications anywhere in the wireless network. This camera product is compliant with the 802.11b and IEEE standards to work in any 802.11b compliant network. The second is a wearable version of the camera that is fully self-contained and can be concealed under normal clothing. The Company expects to generate interest in the commercial and residential markets for wireless security devices in 2002.

NEW  PRODUCTS  FOR  2002

     The Company continues to focus on enhancing its 11Mps line of wireless access products with new software and cost-reduced hardware. It also is developing new products with higher speed and greater bandwidth including point-to-point and point-to-multi-point solutions in the 5.8 GHz band. The wireless Security Camera line of products has development projects for on-board compression, functional controls for machinery, and discrete custom packaging.

TIME  TO  MARKET  AND  DEMAND

     The growth of the Internet has created a demand for faster access requirements, particularly for business users. The increasing use of T1 and DSL lines by businesses is a case in point. Whilst the new technology is emerging, not all parts of the U.S. have access to such technology. Therefore, wireless internet access continues to be an appropriate area to be addressed by the Company and accordingly, we have identified ISPs as a principal market for development in 2002. According to a report by the Yankee group, wireless ISP's targeting residential users in rural areas are having success. The key difference between wireless ISP's and the big name wireless providers is that rural providers are tiny operations focusing on small geographic areas. Typically, the wireless ISPs, which could number more than 1,000, are serving third and fourth-tier markets that do not have any other broadband options. Wireless providers offer a service that is often priced at less than $50 per month and offers speeds comparable to cable and DSL.

     Demand for high-speed Internet access at a reasonable cost exists in major geographic areas of the U.S., parts of Europe, Asia, Africa, South America and many other regions of the world. The primary objective of our business is to provide a turnkey system for Internet service providers (ISP's), the key objective being the subscriber's end cost to the ISP.

     Another sector that has emerged is the "wireless point to point links", in many cases requiring a high-speed link between buildings. The cost of such a link can be as much as $1,200 - 1,400 per month with an installation charge of up to $2,000. A wireless "point-to-point" link can be established using the Company's system at a one-time fixed cost of under $3,000. The customer realizes an installation cost savings and a reduction in monthly operating expenses.

     The Company's entry into this market was a 2 Mbps system in the third quarter of 1999, which was aimed to fulfill the immediate need of ISP's. The Company also introduced its 11 Mbps products in the third quarter of 2000. We intend to continue to explore the possibility of higher speed radios and software upgrades with additional antennas.

     During 2001 the Company continued to add to its list of ISP customers worldwide and believes that it is well positioned for the growth in the foreseeable future.

     A report from Cahners In-Stat Group deals with the future of the enterprise wireless market. The report entitled "2000 Enterprise Wireless LAN Market
Update," forecasts that this segment will rise to $3 Billion by 2002. The report finds that the wireless LAN (WLAN) market became a legitimate enterprise technology in 2000. The general desire of organizations to give their employees more mobility has driven sales of the technology introduced during the last two years following adoption of usable standards. New, improved performance and lower cost products for the application continue to be introduced. Cahners expects the wireless LAN market to grow to 4.6 billion by 2005.

     The nation's workforce in general is moving in the direction of self-employment and smaller businesses. Daniel Pink in his recent book "Free
Agent Nation" writes that: the Bureau of Labor Statistics records the self-employed universe at 16 million. Tom Petzinger of the WSJ reports that there are more than 12 million home businesses and IDC projects the number will pass 37 million by 2002. The Company expects to target this market segment with its WLAN product line.

     Growth will be encouraged as existing vendors expand their offerings and new suppliers enter the field. The Company's entry into the High Speed Wireless Internet market at the end of 1999 was, in management's belief, well-timed, and has proven to be so as the Company is now well-positioned with products that were introduced to provide solutions indoor, outdoor, and hybrid indoor/outdoor wireless networks that satisfy the needs of ISPs, MDUs, hotels, enterprise and education companies , and the SOHO (small office/home office) market. ISP's in various areas of the United States, South America, Eastern Europe and Asia are utilizing our products. The Company is also developing strategic partnerships with ISP's to provide high speed wireless internet access to multi-tenant building owners (without the construction costs of hardwiring buildings) and began providing solutions to multi-tenant buildings during 2001. The Company intends to pursue this market segment aggressively during 2002. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

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

FORWARD  LOOKING  STATEMENTS

     Certain information contained in this Annual Report are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended).
Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission. Such potential risks and uncertainties include, but are not limited to: the ability to increase revenues and reduce operating losses; the successful deployment and sale of products; the successful distribution of our products in the marketplace; the successful expansion of business with sales made by ISPs; managing expansion; dependence on a limited number of customers; reductions, delays or cancellations in orders from new or existing customers; potential deterioration of business and economic conditions in the Company's customers marketplaces; new product development and product obsolescence; potential deterioration of the Company's customers credit quality due to deteriorating economic conditions in the Company's customers marketplaces; a limited number of potential customers; intensely competitive industry with increasing price competition; successful development of strategic partnerships globally; reliance on certain key personnel; variability in gross margins on new products and resulting impacts on operating results; continued success in the design of new products and the ability to manufacture in quantity such new products; continued favorable business conditions and growth in the wireless communications market; and dependence on certain suppliers for single-sourced components. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

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

     According to a report of Strategy Analytics, by 2003 more than 725 million people worldwide will subscribe to cellular and personal communications services. Global Systems for Mobil Communications Technology (GSM) will continue to dominate the worldwide digital cellular market. However CDMA Systems will capture a 20% share of the subscribers by 2003. The report also indicates that Southeast Asia will continue to hold a leadership position through 2003 with total subscribers reaching 250 million. Western Europe is predicted to grow at a compound annual rate of 18% until 2003. Worldwide cellular telephone shipments are predicted to grow by 17% annually, to exceed 330 million units by 2003. Southeast Asia will remain the largest market for cellular phones, representing a 34% market share. The Company intends to pursue this market segment aggressively during 2002. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

     Although there has been a slowdown in the deployment of wireless technology throughout the world, substantial demand still exists for new products, as well as the upgrade of old products. The Company intends to target sectors within the market for its amplifier products.

EMERGING  TECHNOLOGY  AND  WIRELESS  INTERNET  ACCESS

     The Global market for mobile users is forecast to grow from today's figures of around 200 million users to around 2.4 billion users by 2015, which means today's market only represents 10% of future demand according to sources at International Telecommunication Union. With consumers looking for added features including voice and data and wireless Internet access, new technology is needed. The evolution of the third generation (3G) of wireless communication is a fundamental step to the new world. 3G represents the world of multi media mobile communications where users will have access not just to voice but to video, image, text, graphics and data communications. The capabilities offered by 3G will be limitless, offering users services such as video conferencing, access to the Internet and a host of other applications. The Company intends to pursue this market segment aggressively during 2002. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

     The new technology requires wide band ultra liner amplifiers requiring pre-distortion and feed forward technology. Amplidyne's propriety patented technology and feed forward correction systems are ideally suited for this new emerging market. The Company expects to provide solutions in the 3.5GHz and IMT2000 formats using W-CDMA and similar technologies. Although the deployment of 3G systems is expected to be somewhat delayed, the Company developed amplifier products for this market and expects to continue to do so in 2002.

     While the Company keeps its research and development efforts focused on its core amplifier business, the emergence of "wireless Internet access" has given us the opportunity to vertically integrate our products into this market sector. We believe that we are in the "knowledge business" and we have gained considerable know-how of RF amplifiers, filters, RF subsystems, antennas and digital circuits which are used in our feed-forward control circuits. The use of sophisticated digital circuits in the transmission of high speed data coupled with the RF transmission media derives significant synergy from our amplifier R&D.

     A key enabling technology for outdoor wireless Internet access is the tower top bi-directional amplifier. The Company's personnel were able to design an excellent product for our AmpDLan system. We have considerable experience in the role that RF filters and antennas played in RF systems, and this is another set of components for our AmpDLan system.

     The Company has designed new products for the high speed wireless market and will continue to market these products during the year 2002.

WIRELESS  LOCAL  LOOP  AMPLIFIER  PRODUCTS

     The Company has continued to refine its wireless local loop amplifier products during 2001. These products operate in the NMT 450 band and 900 MHz band. The Company designed a prototype amplifier for the 3.5 GHz band for a major North American OEM customer during 2000 and refined the products during 2001, extending the life and contract opportunities into 2002. The Company expects to obtain future orders for its NMT450 and 900 MHz amplifiers during 2002 as systems get deployed in the South American and Far East markets by our major OEM customer.

     The Company is continuing to work with its OEM customers during 2002 to develop a new W-CDMA product line. The Company developed a prototype IMT 2000 (3-G Third Generation) amplifier for the Asian and U.S. markets and introduced its new 3G Amplifier at the CTIA 2002 with a live demonstration.

CELLULAR  SYSTEMS

     A cellular system consists of a number of cell sites that are networked to form a cellular system operator's geographic coverage area. Each cell site has a base station which houses the equipment that transmits and receives telephone calls between the cellular subscriber within the cell and the switching office of the local wireline telephone system. Such base station equipment includes an antenna and a series of transceivers, power amplifiers and cavity filters. Large cell sites, which generally cover a geographic area of up to five miles in radius, are commonly referred to as "macrocells."

     The ability of cellular system operators to increase system capacity through the use of microcells is largely dependent on their ability to broadcast multiple signals with acceptable levels of interference and distortion. In cellular systems, the amplifier is generally the greatest source of signal interference and distortion, particularly with multi carrier high power amplifiers. Consequently, obtaining amplifiers that can transmit and receive multiple signals with low distortion or interference from adjacent signals ("high spectral purity") is critical to a cellular system operator's ability to increase system capacity. Substantial resources and technical expertise are required to design and manufacture multi carrier power amplifiers with high spectral purity. To achieve high spectral purity, multi carrier amplifier systems must have high interference cancellation properties.

     The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 ghz and 3.5 ghz wireless local loop amplifiers and the NMT-450 products. As a result of these developments, the Company has continued to obtain orders for these products from its customers, including major OEMs and expects to continue to do so in 2002.

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

     Management believes that with its predistortion technology and the linear capability of its core amplifier technology, the Company can achieve similar performance from a multicarrier amplifier which others achieve by using dual feed forward loops; this results in much higher component count within the amplifier unit and may result in poor reliability for such products, compared to predistortion based feed forward amplifiers which use fewer components and thereby have a high reliability.

     The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

     Wireless Internet Products. The Company's high-speed wireless Internet products have been successfully deployed since 1999. Our wireless Internet products are aimed at five market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, (d) Small
Office/Home Office (SOHO), and (e) security and surveillance. The Company intends to keep refining its products to meet the demands of customers in the above five categories. The Company has had success in providing products for the high speed wireless internet access in the ISP market. Our products have been tested in the hospitality industry, as well as, multi-tenant units and for SOHO customers, and the recent introduction of the intelligent Internet camera is generating interest in the security market segment. The Company intends to further pursue these markets throughout 2002 while expanding its networking products to provide greater bandwidth and reliability. Furthermore, the Company has expanded its marketing and branding efforts , which include trade shows, trade publications, direct mail and email campaigns and a new Internet based contact manager for market development and greater customer care.

     The Company maintains a toll-free Customer Relationship Management (CRM). The Company intends to provide technical training for its resellers, distribution channel personnel, sales engineers and sales team through quarterly workshop updates and on-site training for interested customers.

     Increase Penetration of Wireless Equipment Manufacturers. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its 3.5 GHz and 900 MHz single and multichannel products to OEM's during 2001. The Company intends to pursue this market segment aggressively during 2002. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

     Develop Relationships with Emerging Wireless Equipment Manufacturers. The Company anticipates that emerging wireless equipment manufacturers will make an increasingly significant contribution to the growth of the wireless telecommunications industry particularly the 3.5GHz and NMT-450 segments as well as IMT 2000 system. Management believes that its linear power amplifiers and MCLPAs will assist these equipment manufacturers in providing high capacity, low distortion, low cost per channel products and has supplied amplifiers to wireless equipment manufacturers during 2001.

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

     Maintain a Technology Leadership Position. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented pre-distortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to invest substantial resources in research and development associated with its interference cancellation technologies. The Company has continued its research and development on 3.5GHz, NMT-450, 3G (Third Generation) amplifiers and wireless local loop products during 2001, and has launched its 3G W-CDMA multi-carrier amplifier for U.S. domestic and foreign infrastructure manufacturers.

     Develop Innovative Proprietary Products. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative, and which are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and product requirements and develop products for the NMT-450, 3G (Third Generation) and wireless local loop markets. The Company has continued to develop amplifier products which can be used in 900 MHz and wireless local loop systems.

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

THE  AMPLIDYNE  ADVANTAGE

     The Company believes that its products have several features which differentiate them from those of its competitors, such as:

     The Predistortion Solution. Utilizing its proprietary technology the Company can obtain significant distortion reduction in its core amplifiers. This enables the pre-distorted amplifier to have feed forward correction (which is described below, see "Technology") applied to it to achieve distortion cancellation. The Company believes that its competitors are only able to obtain this level of distortion cancellation by use of complex and component intensive "Dual Feed Forward Loops" resulting in the use of more components within the amplifier unit. The reliability is generally improved by using fewer components. The Company has been a pioneer in its use and development of pre-distortion technology and intends to further enhance its products using such technology.

     Superior Distortion and Spurious Cancellation Resulting in Ultra Linear High Power Amplifiers. The Company believes the use of MCLPAs is critical in the implementation of new cellular systems and upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. Amplidyne has developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers. The Company's NMT-450 multi-carrier linear power amplifier has been well received in the industry and, management believes, is among the leading products available in the wireless industry. The Company's single channel amplifiers have also been well received in the industry, however, the Company has experienced more competition in this area. The Company is seeking to position itself to be a viable source in this area. The Company constantly monitors such situations and will employ significant resources to explore such opportunities, as financing permits.

     By utilizing its proprietary and patented predistortion technology and its proprietary feed forward technology, the MCLPAs amplification capacities of the Company's amplifiers are, in management's belief, among the best in the industry.

     Linearity, Low Distortion and High Amplification. Wireless service providers' ability to manage scarce spectrum resources more effectively and accommodate large numbers of subscribers is largely dependent on their ability to broadcast signals with high linearity, which pertains to the ability of a component to amplify a wave form without altering its characteristics in undesirable ways. Linear amplifiers allow signals to be amplified without introducing spurious emissions that might interfere with adjacent channels. Higher linearity increases the capacity of cellular systems by enabling a more efficient use of digital transmission technologies, micro-cellular architectures and adaptive channel allocation. In current cellular systems, the power amplifier is generally the source of the greatest amount of signal distortion. Consequently, obtaining power amplifiers with high linearity and low distortion is critical to wireless service providers' ability to improve spectrum efficiency.

     The Company has several products covered by a patent issued by the United States Patent and Trademark Office which we believe gives us a significant advantage over our competitors. These features for Pre-distortion and Pre-distortion Linearization designs significantly reduce distortion below that which is currently available in the marketplace.

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

     Wireless Internet Products. One of the key components in the wireless Internet access system is the bi-directional tower top amplifier. We also have considerable experience in the design, development and deployment of fixed broadband amplifier products. The amplifier has to operate reliably in an outdoor application. Our expertise in this area is an advantage over competitors who are required to purchase their amplifiers from outside sources.

     We also have considerable know-how of other related products such as antennas, filters, power supplies and digital control circuits. We are therefore able to offer a turnkey solution to ISP's, providing indoor and outdoor networking support using our existing resources. We have a cost advantage because we manufacture our own amplifiers, which we can, if necessary, rapidly refine and change.

     We intend to refine our products as needed and in a timely fashion in order to obtain and maintain market share.

     During 2001, the Company enhanced its design for ALC bi-directional tower top amplifiers for its high-speed wireless Internet products. This amplifier allows an improved system performance, reduced installation time and lower cost to integrators and network operators. The Company also introduced its Micro-cell, Client Base station and ISP base station. These products have enhanced the Company's position in the marketplace. The Company intends to refine and fine- tune its products for its customers needs, thereby improving its position as compared to its competitors.

     High Quality, Reliability and Customer Support. The Company believes that the power amplifier in cell sites historically has been the single most common point of equipment failure in wireless telecommunications networks. Increasingly reliable power amplifiers, therefore, will improve the level of service offered by wireless service providers, while reducing their operating costs. In addition, MCLPAs eliminate the need for high-maintenance, tunable cavity filters that should further reduce costs.

     The Company works closely with its customers throughout the design process in refining and developing their amplifier specifications. The Company uses the latest equipment and computer aided design and modeling, solid-state device physics, advanced digital signal processing ("DSP") and digital control systems, in the development of its products in their specialized engineering and research departments. The integration of the Company's design and production is a factor in the Company's ability to provide its customers with high reliability, low distortion and low maintenance amplifiers.

TECHNOLOGY

     Wireless Transmit Technology. A typical wireless communications system comprises a geographic region containing a number of cells, each with a base station, which are networked to form a service provider's coverage area. Each base station or cell site houses the equipment that transmits and receives telephone calls to and from the cellular subscriber within the cell and the switching office of the local wire line telephone system. Such equipment includes a series of transceivers, power amplifiers, tunable cavity filters and an antenna. In a single channel system, each channel requires a separate transceiver, power amplifier and tunable cavity filter. The power amplifier within the base station receives a relatively weak signal from the transceiver and significantly boosts the power of the outgoing wireless signal so that it can be broadcast throughout the cell. The radio power levels necessary to transmit the signal over the required range must be achieved without distorting the modulation characteristics of the signal. The signal must also be amplified with linearity in order to remain in the assigned channel with low distortion or interference with adjacent channels.

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

     Emerging Technology and Wireless Internet Access. The Global market for mobile users is forecasted to grow from today's figures of around 200 million users to around 2.4 billion users by 2015, which means today's market only represents 10% of future demand according to sources at International Telecommunication Union. With consumers looking for added features including voice and data and wireless Internet access, new technology is needed. The new technology will require wide band ultra linear amplifiers requiring predistortion and feed forward technology. Amplidyne's propriety patented technology and feed forward correction systems are ideally suited for this new emerging market. The Company expects to provide solutions in the PCS and IMT2000 formats using W-CDMA and similar technologies. The Company intends to pursue this market segment aggressively during 2002. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

     The Company's wireless Internet access products consist of point-to-point and point to multipoint indoor and outdoor units that can be configured to provide broad coverage over a city or region or to create coverage in an indoor space with free roaming access. Systems can be designed for full utilization of the 2.4 ISM bandwidth to aggregate traffic in eleven channels.

     At the remote site an indoor or outdoor LAN system can be connected using a single channel CPE or Access Point, with various antennae combinations. Amplifiers are used for range extension purposes.

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

     Wireless Local Loop. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone communication services. In certain developing countries, such as Indonesia and Brazil, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets MCLPAs and single channel amplifiers for infrastructure equipment systems in the wireless local loop market in the 2 and 3.5 GHz bands.

     Wireless Internet Access Market. The Company's products are aimed at five market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, (d) Small Office/Home Office (SOHO), and (e) security and surveillance. The wireless Internet network products market has continued to grow in the depressed telecom period of 2000 and 2001. New demand for components, systems and subsystems has been fueled by the growing number of self-employed professionals who demand the same networks and communications systems in their home offices as they were accustomed to in corporate environments. IDC estimates that the 12 million self employed families in 2001 will grow to over 30 million by 2003. And AARP research indicates that as the Baby Boomers begin to retire in 2002, more than half of them will continue to work in the growing self-employed workforce.

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

     The fact that the wireless industry has erased the 20-fold wire line price advantage that has existed since 1984 has completely changed the business case for selecting wireless instead of wire line, in addition, if only 25% of residential customers convert to wireless, 26 million customers will be added to the wireless rolls. The Company intends to continue pursuing this market segment aggressively during 2002. There is no guarantee that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

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

PRODUCTS

     The Company designs and sells multi-carrier transmit amplifiers and low noise receive amplifiers for the cellular communications market, as well as the PCS and wireless local loop segments of the wireless communications industry.
The Company also provides a large number of catalog and custom amplifiers to OEMs and to other customers in the communications market in general. In addition, the Company also sells a complete line of fixed broadband wireless networking and LAN products for private networks, virtual private networks and Internet access.

- MULTICARRIER LINEAR POWER AMPLIFIERS (MCLPAS). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPAs) whether they are being used for cellular, PCS or 3G (Third Generation) local loop applications. Amplidyne designs and manufactures these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that Amplidyne's products with its patented pre-distortion technology, core linear amplifier technology and proprietary feed forward technology achieve all of the objectives mentioned above. Amplidyne's MCLPAs are a unique line of ultra linear devices, which utilize a proprietary pre-distortion and phase locked feed forward architecture.

- WIRELESS INTERNET PRODUCTS. The Company's wireless Internet products operate in the 2.4 GHz ISM band using Direct Sequencing Spread Spectrum technology. New Direct Sequencing products at the 5.8GHZ frequency range are being developed to provide better spectrum utilization and greater bandwidth. This new technology will become a part of the Company's wireless networking solution set to provide operators greater capacity at lower cost.

- HIGH POWER LINEAR AMPLIFIERS. Amplidyne's product line of linear amplifiers have a high third order intercept point which translates to better call quality. These high power amplifiers are supplied as modules or plug in enclosures. The communication bands available are NMT-450, AMPS, TACS, ETACS and PCS. The output power ranges from 1 to 200 Watts. These amplifiers can be used in instances where service providers only need a single transmit channel.

- 3G (THIRD GENERATION) AMPLIFIER DEVELOPMENT The Company has been reviewing OEM specifications for these new products and begun to develop amplifier products for the market. The Company held a live demonstration of its 4channel ultra-linear 3G amplifier at the CTIA expo in March of 2002 and expects to begin shipping to its customers in 2002.

- LOCAL LOOP AND MINI CELL AMPLIFIERS. Local loop and mini cell amplifiers are designed with a proprietary circuit to achieve a high IMD specification, which translates to better call quality through the mini cell. These amplifiers can be ordered as modules or in a rack configuration.

- LOW NOISE AMPLIFIER, CELLULAR, PCN, PCS, GSM. Amplidyne's low noise amplifiers are manufactured with a mix of silicon and GaAsFET devices. These amplifiers offer the user the lowest noise and the highest intercept point, while maintaining good efficiency. Received calls at a base station are low in level due to the fact that hand held cellular phones typically operate at half a watt power level. This weak signal has to be amplified clearly which is done by using Amplidyne's low noise amplifier. All amplifiers undergo a 72 hour burn-in period to ensure reliable filed operation.

- COMMUNICATION AMPLIFIERS. These amplifiers are designed for cellular and PCN/PCS applications and use GaAs or Silicon Bipolar FET devices. The transmit amplifiers are optimized for low distortion products. Custom configurations are available for all communication amplifiers. This line of products is aimed at the single channel base station users employing the digital cellular standards (CDMA and TDMA).

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

BACKLOG/FUTURE  ORDERS

     The Company regularly reviews its backlog (which includes projected future orders from customers) that it expects to ship over the next 12-24 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, the terrorist attacks of September 11, 2001 have resulted in increased economic uncertainty. This uncertainty may lead to postponement or cancellation of future or current orders. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, the Company has been focusing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

     As of December 31, 2001, the Company had signed orders and contracts (which include projected future orders from customers) to generate revenues in excess of $2.5 million and the Company expects to ship these products over the next fiscal year. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period. The Company expects sales to improve during the first half of 2002 as compared to the fourth quarter of 2001.

     The wireless ISP business is characterized by small entrepreneurial companies, seeking to reach out to residential and business customers in tier 3 or 4 markets. Their success depends on being able to offer competitive services and, in certain cases, may require them to compete against cable and DSL providers. Should these companies not obtain financing for their plans or find alternative cheaper technologies for their deployment, the Company will be subject to delayed or cancelled purchase orders. Product obsolence is extremely rapid in this market sector, and can also result in delays and cancellation of purchase orders. In December 1999, the Company signed a purchase order with a local ISP for the sale of our outdoor wireless products. It was expected that such ISP was going to roll out its network to several thousand customers during 2002- 2003. No orders have or are expected to be filled. This order is not included in the above mentioned backlog.

     The Company expects to continue to ship products to its major OEM customers during 2002 at the levels or above the levels of 2001. Many of our ISP customers are going through their own expansion, which is subject to financing availability that has proven to be difficult in the recent downturn. However, as conditions improve these customers may be able to finance and purchase more equipment from the Company. The Company is exploring revenue sharing models with various units of the hospitality market segment in order to continue to develop the market share in the high speed wireless internet market.

     The acquisition of certain of the Darwin assets (which included access to hotels) and the Company venturing into the "hospitality" market is new to the Company and turning this venture into a success depends largely on the Company being able to dispose of some of the assets rapidly in a "bulk" sale. The value of some of these assets will decrease with time. The Company may have to renegotiate the timeline to complete its successful deployment.

CUSTOMERS,  SALES  &  MARKETING

     Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 2001 and 2000.



          NET  REVENUES  BY  MARKET  CATEGORIES
                   (IN  THOUSANDS)
                                                         YEAR ENDED
                                                        DECEMBER 31,
                                                       ---------------
AMPLIFIER MARKETS                                       2000     2001
-----------------                                      ------   -------
 Cellular Analog and digital. . . . . . . . . . . . .  $ 19.5     267.5

 Wireless Telephony . . . . . . . . . . . . . . . . .   1,944   1,361.3

 Satellite Communications, Custom and other
  Products  . . . . . . . . . . . . . . . . . . . . .      50       170
 Digital PCS Products . . . . . . . . . . . . . . . .     116        --
                                                       ------   -------
AMPWAVE MARKET
--------------
 Wireless Internet Products . . . . . . . . . . . . .   455.5     406.2
         Total. . . . . . . . . . . . . . . . . . . .  $2,595     2,205
                                                       ======     =====



The Company expects that for future sales the Company will continue to improve its market share in the cellular digital, wireless telephony, NMT450 and IMT 2000.

     * Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry have decreased from approximately 75% of total revenues for fiscal year end 2000 to approximately 62% of total revenue for the fiscal year end 2001.

     * Wireless Internet. The Company shipped products to its customers in 2001 with total sales for the year of $406,200 which accounts for approximately 18% of total revenues.

     * International Sales. Sales of wireless products outside the United States (primarily to Western Europe Canada and the Far East) represented approximately 84% and 81.5% of net sales during, fiscal 2000 and fiscal 2001, respectively.

     * Sales and Marketing. The Company's sales and marketing personnel are involved in all aspects of the Company's relationships with its major OEM and system operator customers. The Company employs a direct sales approach focused on providing its wireless industry customers with unique solutions to satisfy their transmit and receive amplification needs. Sales of the Company's products to OEM and system operators requires close technical liaison with customer engineers and purchasing managers. The Company's High Speed Wireless Internet products generated sales of approximately 18% of total revenues for 2001.

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

HIGH  SPEED  WIRELESS  INTERNET  PRODUCTS

     The Company has targeted its products to five market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums,
(b)  enterprise,  corporate and education campuses (c) Internet Service Provider
(ISP) networks, (d) Small Office/Home Office (SOHO), and (e) security and surveillance. The Company first derived significant revenue from these products during 2000, and this market accounted for approximately 18% of the total sales for the year 2001.

     The Company has relied on being able to work strategically with its partners and consultants, as well as its own engineers to develop and refine its products. The Company has taken some risks in introducing products to certain sectors by providing samples and system trials, which in certain cases may not result in revenues. The vast majority of ISP's are in need of capital to grow their businesses and in certain cases looked to the Company for vendor financing. The Company has maintained a minimal stance relative to this matter. However, the Company has to seriously consider this in the future to maintain growth. One area the Company has to explore is revenue sharing with these customers, which has some inherent business risks. One such instance is the introduction of these products into the hospitality industry. The Company's competitors, such as Lucent and Cisco, as well as other large, small and midsize entities, have substantially greater technical, financial, sales and marketing, distribution and other resources then the Company. Therefore, the Company, may not adequately be able to compete with such other companies.

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

     The Company manufacturers some of its High Speed Wireless Internet products and amplifiers in its New Jersey facility and the rest in offshore facilities which are ISO 9001 certified.

RESEARCH,  ENGINEERING  AND  DEVELOPMENT

     The Company's research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

     The Company has historically devoted a significant portion of its resources to research, engineering and development programs and expects to continue to allocate significant resources to these efforts. The Company's research, engineering and development expenses in fiscal 2000 and 2001 were approximately $590,496 and $593,823, respectively, and represented approximately 23% and 27%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for AMPS, TACS, NMT-450, PCS-1900, and PCS Repeater Amplifier (DCS 1800) and bi-directional amplifier, Client Base Station, ISP Base Station and Microcell for its wireless internet systems and other high speed wireless internet products.

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

     The Company's wireless internet access products are marketed under the trademark Ampwave and includes the following trademarked products lines:
AmpDLan TM,  AmpDNet TM; and AmpAnt TM.

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

EMPLOYEES

     As of December 31, 2001, the Company had a total of 31 employees, including 15 in operations, 5 in engineering, 5 in sales and marketing, 1 in quality assurance and 5 in administration. As of December 31, 2001, the Company employed three consultants, two in sales and marketing and one in engineering, and engages other consultants for its high speed wireless Internet products from time to time. The Company believes its future performance will depend in large part on its ability to attract and retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

     Some of the information in this Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe,' "intend," "estimate," and "continue" or other similar words. You should read statements that contain these words carefully for the following reasons:

-     the  statements  may  discuss  our  future  expectations;

- the statements may contain projections of our future earnings or of our financial condition; and

-     the  statements  may  state  other  "forward-looking"  information.

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

     WE HAVE A RECENT HISTORY OF LOSSES. We have incurred net losses of $2,440,045 and $2,024,882 for the years ended December 31, 2000 and 2001, respectively. These losses were due, in large part, to the research, engineering and development costs associated with the creation of our line of multicarrier linear power amplifiers and high speed wireless internet products and stock compensation costs for the use of stock or stock options to obtain services or to obtain financing. We have made commitments to vendors to purchase hardware for use in our wireless internet systems. We expect to have increased sales in this area to compensate for the expenses, however, there is no guarantee that this will happen. The need for high band width products may lead to rapid product obsolescence. Therefore, we expect to increase our research and development efforts for more products which could result in higher operating losses. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We expect that our losses will increase and continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit of $19,569,652 at December 31, 2001.

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

     THE EVENTS OF SEPTEMBER 11 HAVE RESULTED IN INCREASED UNCERTAINTY REGARDING THE ECONOMIC OUTLOOK. The terrorist attacks on September 11, 2001 have resulted in increased uncertainty regarding the economic outlook. It is not possible at this time to project the economic impact of these events, although past experience suggests there may be a loss in consumer and business confidence and a reduction in the rate of economic growth or an economic recession. With the U.S. economy already on the edge of recession before the attacks, any further deterioration in either the U.S. or international economies would adversely affect our financial condition and results of operations.

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

     OUR LIMITED LACK OF AUTOMATED MANUFACTURING PROCESSES AND OUR DEPENDENCE ON THIRD PARTY MANUFACTURERS COULD ADVERSELY AFFECT OUR BUSINESS. We have consistently reviewed our automated manufacturing needs in order to control our production schedule. To date, we have not established a fully automated manufacturing facility although we have purchased an automated surface mount machine and reflow process oven. Our wireless internet products are manufactured at offshore facilities which are our sole suppliers. Until such time as we are able to establish such facilities, we expect to be dependent on third party manufacturers. We cannot be sure that these third party manufacturers will be able to fulfill our production commitment. Furthermore, we do not have written agreements with these manufacturers. Our inability to obtain timely deliveries of acceptable assemblies could delay our ability to deliver products to our customers, and would have a material adverse effect on our business, financial condition and results of operations. In addition, if these manufacturers increase their production costs, we may not be able to recover such cost increases under the fixed price commitments with our customers.

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

     OUR SUCCESS RELIES ON A SMALL NUMBER OF CUSTOMERS AND OUR SALES ORDERS HAVE HAD A HIGH DEGREE OF DELAYS AND CANCELLED ORDERS. In 2000, approximately 75% of our net revenues were derived from two customers (49% and 26%). In 2001, approximately 74% of our net revenues were derived from two customers (62% and 12%). In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers, particularly in the Korean marketplace. We anticipate that sales of our products to relatively few customers will account for a majority of our 2002 revenues and that sales to Korea during this period are not expected to be significant. The probability of a more diverse customer base is higher with the addition of our high speed wireless internet products, but no assurance can be given that this will happen. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales. Our wireless internet product sales are expected to increase through contracts we have with ISPs. If these sales do not materialize due to any reason, this would have a significant negative impact on our projected revenues.

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

     MANAGEMENT OF OUR COMPANY OWNS A SIGNIFICANT AMOUNT OF OUR OUTSTANDING COMMON STOCK. Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 24% of our issued and outstanding common stock, not including common stock options they may own. Accordingly, such holders may be in a position to affect the election of all of our directors and control our company.

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

     OUR BUSINESS WILL BE ADVERSELY AFFECTED IF WE DO NOT KEEP UP WITH THE INTERNET'S RAPID TECHNOLOGICAL CHANGE, EVOLVING INDUSTRY STANDARDS AND CHANGING USER REQUIREMENTS. We are currently developing new products for high speed internet access. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used for Internet access. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or user requirements, our business could be materially adversely affected. Significant issues concerning the commercial use of Internet technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of businesses relying on the Internet. Our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us are the need to:

-     effectively  use  established  technologies;

-     continue  to  develop  our  technical  expertise;  and

-     respond  to  emerging  industry  standards  and  other  technical changes.

     All of these changes must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could materially and adversely affect our business.

     RISKS ASSOCIATED WITH SALES OUTSIDE OF THE UNITED STATES MAY ADVERSELY AFFECT OUR BUSINESS. International sales represented approximately 83% and 85% of our net revenues for the years ended December 31, 2000 and 2001, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

     Sales of our products outside of the United States are denominated in US dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive outside the United States. Additional risks inherent in our sales abroad include:

-     the  impact  of  recessionary environments in economies outside the United
      States;
-     generally  longer  receivables  collection  periods;
-     unexpected  changes  in  regulatory  requirements;
-     tariffs  and  other  trade  barriers;
-     potentially  adverse  tax  consequences;
-     reduced  protection  for  intellectual  property rights in some countries;
-     the  burdens  of  complying  with  a  wide  variety  of  foreign  laws.

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

     OUR OPERATING RESULTS MAY VARY FROM QUARTER TO QUARTER IN FUTURE PERIODS, AND AS A RESULT, OUR STOCK PRICE MAY FLUCTUATE OR DECLINE. Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. Factors that may affect our quarterly results include:

-     our  ability  to  attract  and  retain  customers;

-     development  of  competitive  products;

-     the  short  term  nature  of manufacturing and engineering orders to date;

-     unforeseen  changes  in  operating  expenses;

-     the  loss  of  key  employees;  and

-     unexpected  revenue  shortfalls.

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

     WE ARE DEPENDENT UPON MANAGEMENT AND TECHNICAL PERSONNEL. Our success is highly dependent upon the continued services of Devendar Bains, our Chief

Executive Officer and Michael Lawrence, our President and Chief Operating Officer. The employment agreements terminate April 30, 2005 and September 12, 2004, respectively, and contain covenants not to compete against our company following termination of employment with our company. We have obtained key man insurance on the life of Mr. Bains in the amount of $1,000,000. We cannot be sure whether we will be able to replace either of Messrs. Bains or Lawrence in the event their services become unavailable (or, in the case of Mr. Bains, whether the proceeds of such insurance would be adequate to compensate us for the loss of his services).

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

     GOVERNMENTAL REGULATIONS AND ENVIRONMENTAL REGULATIONS CAN HAVE A LARGE IMPACT ON OUR BUSINESS. Our customers must obtain regulatory approval to operate their base stations. The United States Federal Communications Commission has regulations that impose stringent radio frequency and microwave emissions standards on the telecommunications industry. Our customers are required to comply with such regulations. The failure of our customers to comply with these regulations could materially adversely affect our business, financial condition and results of operations. We manufacture products according to specifications provided by our customers, which specifications are required to comply with applicable regulations. We do not believe that costs involved with manufacturing to meet specifications will have a material impact on our operations. We cannot be sure whether the adoption of future regulations would have a material adverse affect on our business.

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

     WE MAY NOT BE ABLE TO COMPLY WITH NASDAQ CONTINUED LISTING REQUIREMENTS. For continued listing on The Nasdaq SmallCap Market, a company must have, among other things:

- $2,000,000 in net tangible assets (which requirement shall be, as of November 1, 2002, $2,500,000 in net assets);
-     $1,000,000  in  market  value  of  public  float;  and
-     a  minimum  bid  price  of  $1.00  per  share.

     Our common stock is currently listed on The Nasdaq SmallCap Market. If we were unable to satisfy the requirements for continued listing on The Nasdaq Small Cap Market, trading of our common stock would be conducted in the over-the-counter market. Transactions in the over-the-counter market are commonly referred to as "pink sheet" or NASD OTC Electronic Bulletin Board transactions. If trading of our common stock in the over-the-counter market were to occur, the liquidity of our common stock would be materially adversely affected. Additionally, you may find it more difficult to dispose of, or obtain accurate quotations as to the price of, our common stock. Our Annual Report on Form 10-KSB for the period ended December 31, 2001 indicates net tangible assets of $2,172,639. We cannot be sure whether, and for how long, listing will continue.

     PENNY STOCK REGULATIONS MAY IMPOSE CERTAIN RESTRICTIONS ON MARKETABILITY OF OUR SECURITIES. The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our common stock is listed on The Nasdaq SmallCap Market, it is exempt from the definition of "penny stock." If our common stock is removed from listing by The Nasdaq SmallCap Market, our common stock may become subject to the "penny stock" rules. These rules would impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must:

- make a special suitability determination with respect to each purchaser of securities;

- receive the purchaser's written consent to the transaction prior to the purchase;

- deliver, prior to the purchase, a risk disclosure document mandated by the SEC relating to the penny stock market;

- disclose the commission payable to both the broker-dealer and the registered representative;

-     disclose  current  quotations  for  such  securities;

-     disclose whether the broker-dealer has control over the particular market;
      and

- deliver monthly statements disclosing recent price information for the securities and information on the limited market in penny stocks.

     Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and adversely affect your ability to sell our securities in the secondary market and the price of our securities in the secondary market.

     ANTI-TAKEOVER PROVISIONS MAY ADVERSELY AFFECT THE VALUE OF OUR OUTSTANDING SECURITIES. Pursuant to our Certificate of Incorporation, our Board of Directors may issue up to 1,000,000 shares of preferred stock in the future with such preferences, limitations and relative rights as they may determine without stockholder approval. As of December 31, 2001, there were 55,000 shares of our Series B Preferred Stock outstanding (all of which converted in the first quarter of 2002). The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock outstanding or that may we may issue in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of our company without further action by the stockholders. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Section 203 prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of our company.

     ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 25,000,000 shares of our common stock. As of December 31, 2001, there were 7,892,661 shares of our common stock issued and outstanding, which amount does not include:

- the option to purchase up to 140,000 shares of our common stock granted to the underwriter of our initial public offering at an exercise price of $7.50 per share;

- 50,000 shares of our common stock issuable upon exercise of warrants at $4.00 per share;
- 67,500 shares of our common stock issuable upon exercise of warrants at $2.50 per share;
- 20,000 shares of our common stock issuable upon exercise of warrants at $1.00 per share;
- 30,000 shares of our common stock issuable upon exercise of warrants at $6.00 per share;
- 50,000 shares of our common stock issuable upon exercise of warrants at $2.00 per share;
- 20,000 shares of our common stock issuable upon exercise of warrants at $7.00 per share;
- 141,000 shares of our common stock issuable upon exercise of warrants at $1.75 per share;
- 41,500 shares of our common stock issuable upon exercise of warrants at $1.80 per share;
- 307,500 shares of our common stock issuable upon exercise of warrants at $3.00 per share;
- 55,000 shares of our common stock issuable upon exercise of warrants at $1.20 per share;
- 100,000 shares of our common stock issuable upon exercise of warrants at $5.00 per share; and
- 2,181,000 shares of our common stock issuable upon exercise of options granted to our employees and Directors at exercise prices ranging between $1.25 and $4.00 per share.

     As of December 31, 2001, after reserving a total of 3,203,500 shares of our common stock for issuance upon the exercise of all options and warrants described above and 324,486 freely tradable shares to be issued in connection with the settlement of our class action lawsuit described in our public filings (which was issued in March 2002), we will have at least 13,579,353 shares of authorized but unissued common stock available for issuance without further shareholder approval (not including the shares of Common Stock that were issued upon conversion of our Series B Preferred Stock in the first quarter of 2002). Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution which may adversely affect the market for our securities.

     In addition, we have 1,000,000 shares of authorized preferred stock. As of December 31, 2001, 55,000 shares of preferred stock has been issued and designated as Series B Preferred Stock (all of which was converted in the first quarter of 2002). There are no other shares of preferred stock currently issued or outstanding. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of our preferred stock could have an adverse effect on the holders of our common stock.

     SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. [SN TO UPDATE] As of December 31, 2001, we had 7,892,661 shares of our common stock issued and outstanding (not including 324,486 freely tradable shares of common stock to be issued in connection with the settlement of our class action lawsuit described in our public filings). Of these 7,892,661 shares of issued and outstanding common stock, approximately 4,832,790 shares are considered "restricted securities". These "restricted securities" may be sold pursuant to Rule 144 of the Securities Act of 1933 as follows:

- 4,405,790 shares of our common stock may currently be sold pursuant to Rule 144; and

- 427,000 shares of our common stock may be sold pursuant to Rule 144 commencing July 2002.

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

     THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK. As of December 31, 2001, we had the following outstanding stock options and warrants to purchase shares of our common stock:

- warrants to purchase 67,500 shares of our common stock at an exercise price of $2.50 per share;
- warrants to purchase 50,000 shares of our common stock at an exercise price of $4.00 per share;
- warrants to purchase 20,000 shares of our common stock at an exercise price of $1.00 per share;
- warrants to purchase 140,000 shares of our common stock at an exercise price of $7.50 per share;

- warrants to purchase 30,000 shares of our common stock at an exercise price of $6.00 per share;
- warrants to purchase 20,000 shares of our common stock at an exercise price of $7.00 per share;
- warrants to purchase 50,000 shares of our common stock at an exercise price of $2.00 per share;
- warrants to purchase 141,000 shares of our common stock at an exercise price of $1.75 per share;
- warrants to purchase 41,500 shares of our common stock at an exercise price of $1.80 per share;
- warrants to purchase 307,500 shares of our common stock at an exercise price of $3.00 per share;
- warrants to purchase 55,000 shares of our common stock at an exercise price of $1.20 per share; and
- warrants to purchase 100,000 shares of our common stock at an exercise price of $5.00 per share;

     In addition, we have reserved 2,181,000 shares of our common stock for issuance pursuant to outstanding employee stock options. The exercise of our outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of our common stock underlying such options or warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us those provided in such securities.

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

ITEM  2.  PROPERTIES.
          -----------

     The Company leases (from an unaffiliated party) approximately 11,000 square feet, at 59 LaGrange Street, Raritan, NJ 08869, which serves as the Company's executive offices and manufacturing facility. The lease term expires on July 13, 2004. The annual rental is $71,250 plus the Company's share of real estate taxes and other occupancy costs. The Company established a sales office in India in April 2001. The annual rental is approximately $4,000. This lease expires in April 2002.

ITEM  3.  LEGAL  PROCEEDINGS
          ------------------

     The Company is not a party to any material pending litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS.
          ------------------------------------------------------------

     On December 27, 2001, the Company held an annual meeting of stockholders to vote on the election of directors and the ratification of the Company's independent auditors. Of the 7,892,661 shares of the Company's Common Stock entitled to vote at the meeting, holders of 5,986,893 shares were present in person or were represented by proxy at the meeting.

     The directors elected at the meeting and the results of the voting were as follows:

                                  For            Withheld
                                  ---            --------

     Devendar  S.  Bains      5,618,639          364,454
     Tarlochan  Bains         5,618,639          364,454
     Charles  J.  Ritchie     5,618,639          364,454
     Manish  V.  Detroja      5,618,639          364,454

     The above represented all of the directors of the Company on December 27, 2001.

     The shares voted regarding the Board of Directors' proposal to amend the Company's 1996 Stock Option Plan, were as follows:

     For:         5,818,626
     Against:     156,837
     Abstain:     10,630

     The shares voted regarding the Board of Directors' proposal to select the accounting firm of Grant Thornton LLP, to serve as independent auditors of the Company, were as follows:

     For:         5,965,938
     Against:     9,205
     Abstain:     10,950

     On February 15, 2002, the Board voted to dismiss Grant Thornton LLP as the Company's independent auditors and engage Kahn Boyd Levychin LLP as independent auditors of the Company.

                                     PART II
                                     -------

ITEM  5.  MARKET  FOR  REGISTRANT'S  COMMON  EQUITY  AND  RELATED
          -------------------------------------------------------
          STOCKHOLDER  MATTERS.
          ---------------------

     The Company's Common Stock and Warrants commenced trading on the Nasdaq Small Cap Market on January 22, 1997. The Warrants were redeemed in May 2000.

The Common Stock is regularly quoted and traded on the Nasdaq SmallCap Market under the symbol AMPD.

     The following table sets forth the range of high and low closing prices for the Company's Common Stock and Warrants for fiscal 1999, fiscal 2000
(through May 16, 2000 for the Warrants), fiscal 2001 and for the period of January 1, 2002 up to March 31, 2002 as reported by the Nasdaq SmallCap Market. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

Common  Stock
-------------

          1999  Calendar  Year                   High             Low
          --------------------                   ----             ---

          January  1  -  March  31               2.625           1.094
          April  1  -  June  30                  4.500           1.844
          July  1  -  September  30             12.250           1.344
          October  1  -  December  31           10.125           5.375

          2000  Calendar  Year
          --------------------

          January  1  -  March  31              11.500           5.313
          April  1  -  June  30                  7.250           3.063
          July  1  -  September  30              4.563           2.438
          October  1  -  December  31            4.000           1.031

          2001  Calendar  Year
          --------------------
          January  1  -  March  31              2.7813           1.250
          April  1  -  June  30                   1.95            1.13
          July  1  -  September  30               1.57             .79
          October  1  -  December  31             1.25             .69

          2002  Calendar  Year
          --------------------
          January  1  -  March  31                1.37             .86

Warrants
--------

          1999  Calendar  Year
          --------------------

          January  1  -  March  31               .406             .031
          April  1  -  June  30                  .906             .281
          July  31  -  September  30            6.000             .313
          October  31  -  December  31          4.500            1.500

          2000  Calendar  Year
          --------------------

          January  1  -  March  31              5.500            1.500
          April  1  -  May  16                  2.125            .0312

     On March 31, 2002, the closing price of the Common Stock as reported on the Nasdaq SmallCap Market was $1.01. On March 31, 2002 there were 9,668,341 shares of Common Stock outstanding, held of record by approximately 80 record holders (with over 2,300 beneficial owners).

ITEM  6.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF
          -------------------------------------------
          FINANCIAL  CONDITION  AND  RESULTS  OF  OPERATIONS.
          --------------------------------------------------

Results of Operations - Fiscal Year ended December 31, 2001 compared to Fiscal Year ended December 31, 2000

     Revenues for the fiscal year ended December 31, 2001 decreased from $2,595,090 to $2,205,429, or 15% compared to the fiscal year ended December 31, 2000. The primary reason for the decrease was the general decline in purchasing of equipment by the telecommunications industry.

     The majority of the sales for the year 2001 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 900 MHz cellular multi carrier linear amplifiers to its major North American customer, as well as 3.5GHz amplifiers for the wireless local loop products.

     The Company has continued to develop its IMT 2000 amplifiers for the worldwide 3G market, however, deployment of this technology has been delayed. The Company has focused its sales and marketing efforts in the more stable United States, European and Canadian markets. It is maintaining a more cautious approach towards the South Korean market due to the significant currency fluctuations and purchase order cancellations during the past few years in South Korea.

     Cost  of  sales  as  a  percentage  of  sales was 58% during the year ended
December 31, 2001, compared to 95% during the same period for 2000. This decrease can be attributed a reallocation of resources to developing new products and markets and the maturation of our manufacturing processes resulting in substantial reductions in production costs. Our fixed overhead costs are relatively high for our current sales volume. An increase in inventory held at year-end for production orders is consistent with production runs and order backlog. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2002.

     Selling, general and administrative expenses decreased in 2001 by $81,680 to $1,904,490 from $1,986,170, in 2000. Expressed as a percentage of sales, the selling, general and administrative expenses were 86% in 2001 and 77% in 2000. The principal factors contributing to the increase in selling, general and administrative expenses were related to decreases in advertising, depreciation and professional fees.

     Research, engineering and development expenses were 27% of net sales in 2001 compared to 23% in 2000. In 2001 and 2000, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. Research, engineering and development expenses remained relatively unchanged from 2000 to 2001. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

     The Company had interest income and other income in 2001 of $50,915 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest and other income is lower than the 2000 amount due to the consistency of amounts in interest bearing accounts in 2001 compared to 2000. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, in both 2001 and 2000.

     Interest expense decreased in 2001 because of the decrease in balances due on capitalized leases on test equipment.

     Estimated and actual litigation settlement costs have been provided in both 2001 and 2000, to reflect our estimated or known exposure in litigation against the Company, as well as the actual cost of the settlement of a class action lawsuit in 2001 with a cash cost of $50,000 to the Company plus the issuance of free-trading common shares valued at $500,000.

     Stock compensation and financing expenses of $140,000 for the year ended December 31, 2001 compared to $114,546 for the comparable 2000 period is due to the financing cost associated with warrants extended and shares issued.

     As a result of the foregoing, the Company incurred net losses of ($2,024,882) or ($.26) per share for the year ended December 31, 2001 compared with net losses of ($2,440,045) or ($.34) per share for the same period in 2000.

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

     Stock compensation and financing expenses of $114,545 for the year ended December 31, 2000 compared to $1,721,450 for the comparable 1999 period is due to fewer below market issuances of stock options in 2000 and fewer issuances of stock options or warrants to non-employees.

     As a result of the foregoing, the Company incurred net losses of $2,440,045 or ($.34) per share for the year ended December 31, 2000 compared with net losses of ($3,535,689) or ($.62) per share for the same period in 1999.

LIQUIDITY  AND  CAPITAL  RESOURCES

     As of December 31, 2001, the Company had cash and cash equivalents of $697,940. The Company used $1,268,202 of cash and cash equivalents during 2001 to fund our operating loss.

     During 2001, the Company raised $1,054,750 ($180,000 of which was receivable but not collected at December 31, 2001) from the privately placed sale of securities and from the exercise of warrants and options, which were used for working capital purposes. The Company has several lease obligations for its premises and certain equipment and an automobile requiring minimum monthly payments of approximately $5,900 through 2004. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2001, it may to do so in 2002.

     The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

     The Company settled a class action lawsuit and another litigation matter. The class action resulted in a cost to the Company of $550,000, $50,000 of which was cash and $500,000 in the Company's common stock. The other matter requires a $25,000 payment per quarter through June 2002.

     The Company believes that the net proceeds of the Company's private placements in 2001, 2000 and 1999, the planned private placements in 2002 and, option and warrant exercises, if any, and cash generated from revenues will permit it to continue to meet its working capital obligations and fund the further development of its business for the next 12 months. Further, in the past, the officers of the Company have deferred a portion of their salaries or provided loans to the Company to meet short-term liquidity requirements. Where possible, the Company has issued stock or granted warrants to certain venders in lieu of cash payments, and may do so in the future. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

ITEM  7.  FINANCIAL  STATEMENTS  AND  SUPPLEMENTARY  DATA.
          -----------------------------------------------

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.

ITEM  8.  CHANGES  IN  AND  DISAGREEMENT  WITH  ACCOUNTANTS
          -------------------------------------------------
          ON  ACCOUNTING  AND  FINANCIAL  DISCLOSURE.
          -------------------------------------------

     On February 15, 2002, Grant Thornton LLP ("Grant Thornton") was dismissed as the independent accountant for the Company. The reports of Grant Thornton on the Company's financial statements within the two most recent fiscal years or any subsequent interim period, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

     The Company's Board of Directors and Audit Committee approved the dismissal of Grant Thornton. During the two most recent fiscal years and any subsequent interim period preceding Grant Thornton's dismissal, there were no disagreement(s) with Grant Thornton on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreement(s), if not resolved to the satisfaction of Grant Thornton, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

     No "reportable events" (as defined in Item 304 (a) (1) (iv) of Regulation S-B) occurred during the Company's two most recent fiscal years and any subsequent interim period, preceding the accounting firm of Grant Thornton's dismissal.

                                    --------
                                    PART III
                                    --------

ITEM  9.DIRECTORS,  EXECUTIVE  OFFICERS,  PROMOTERS  AND CONTROL  PERSONS;
        ------------------------------------------------------------------
        COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT
        -------------------------------------------------------------------

     The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

NAME                     AGE    POSITION(S)  WITH  THE  COMPANY
----                     ---    -------------------------------
Devendar  S.  Bains*     51     Chairman of the Board, Chief Executive Officer,
                                Treasurer  and  Director

Michael  E.  Lawrence    54     President  and  Chief  Operating  Officer

Tarlochan  Bains         52     Vice  President-Operations  and  Director

Nirmal  Bains            44     Secretary

Charles  J.  Ritchie*    58     Director

Manish  V.  Detroja*     34     Director

  *  Member  of  the  Compensation  Committee  and  Audit  Committee.

BACKGROUND  OF  EXECUTIVE  OFFICERS  AND  DIRECTORS

DEVENDAR S. BAINS has been Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company since its inception in 1988. He was also President of the Company from inception through September 2001. From 1983 to 1988 Mr. Bains was Group Project Leader of Amplifier division of Microwave Semiconductor Corporation. Previously, Mr. Bains was employed at G.E.C. in Coventry, England. Mr. Bains received a Bachelors Degree in Electronic Engineering from Sheffield University, England, and a Masters Degree in Microwave Communications from the University of Leeds and Sheffield, England. Mr. Bains is the brother of Tarlochan Bains and the husband of Nirmal Bains.

MICHAEL E. LAWRENCE joined the Company in September 2001 as its President and Chief Operating Officer. Mr. Lawrence has over thirty years of experience in the international communications industry. From January 2001 through September 2001, he acted as managing partner of Technology Consulting Group, a wireless engineering and design consulting company. From November 1999 through December 2000, he was president and chief executive officer of Intercontinental Telecom Corporation, a Brazilian IP network company. From November 1997 through

November 1999 he was a director of network integration and design at Alcatel Telecom (Brazil), a telecommunications company. From September 1994 through November 1997, he worked as technical services director and network wireless director for AT&T (Brazil) and Lucent Technologies (Brazil). From January 1970 through September 1994, he worked in various management capacities for AT&T. Mr. Lawrence holds a BS in Management from North Central College.

TARLOCHAN BAINS has been Vice President of Operations since March 2000 and a director since 1991. From 1991 through March 2000, he was the Company's Vice President of Sales and Marketing. Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Higher National Diploma in Mechanical Engineering from Hatfield Polytechnic, England and a Masters Degree in Automotive Engineering from Cranfield Institute of Technology, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

NIRMAL BAINS has been Secretary of the Company since 1989. She has a degree in Computer Programming from Cittone Institute in New Jersey. Mrs. Bains is the wife of Devendar S. Bains and the sister-in-law of Tarlochan Bains.

CHARLES J. RITCHIE was elected to the Board of Directors of the Company in February 1998. Mr. Ritchie has had a 32 year career with Lucent Technologies, formerly AT&T, with assignments that included Product Management, Account Management, AT&T Divestiture Planning, National Cellular Sales Manager for non-Wireline Companies, International Wireless Product Support, and many others. Since 1992, Mr. Ritchie has been an International Business Development director for Europe, Middle East and Africa for the Network Wireless Division at Lucent Technologies. Marketing, sales and business development education and experience were accrued over his business career. Mr. Ritchie received a Bachelors Degree in Electrical Engineering at Youngstown University and continued with graduate work in Electrical Engineering at Ohio State University.

MANISH V. DETROJA was elected to the Board of Directors of the Company in February 1998. Mr. Detroja has been with Current Circuits Inc. ("CCI"), a private company engaged in the manufacturing of printed circuit boards for the electric industry, since its inception in May of 1989. From 1989-1993 Mr. Detroja was the production manager for CCI and from 1993-1996 he was its sales manager for the entire United States. He is currently the president and chief executive officer of CCI. Mr. Detroja is a graduate of Temple University and has a B.S. in Electrical Engineering Technology.

     The Company has established an audit committee and a compensation committee.

     The audit committee reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The audit committee has adopted an audit committee charter.

     The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2001 with management. The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented. The audit committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent auditors the auditors' independence. Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2001 Annual Report on Form 10-KSB.

     The audit committee consists of three members, two of whom (Messrs. Ritchie and Detroja) are "independent" (as defined in the listing standards maintained by the Nasdaq Stock Market). Mr. Devendar Bains is the third member of the committee. The audit committee met four times during fiscal year 2001.

     For the year ended December 31, 2001, the Company incurred professional fees to its auditors in the amount of $62,220, of which $30,000 related to auditing services and $32,220 related to all other services. No non-audit services have been provided to the Company by its current auditor.

     The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Devendar
S. Bains, Charles J. Ritchie and Manish V. Detroja. The compensation committee met four times during fiscal year 2001.

     Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company. Directors who are employees of the Company are not paid any fees or other remuneration for service on the Board or any of the committees. Each non-employee director may receive options to purchase Common Stock or other remuneration. The members of the Board of Directors intend to meet at least quarterly during the Company's fiscal year, and at such other times duly called.

COMPLIANCE  WITH  SECTION  16(A)  OF  THE  SECURITIES  EXCHANGE  ACT  OF  1934

     Section 16(a) of the Securities Exchange Act of 1934 (the "Exchange Act") requires the Company's directors and executive officers, and persons who own more than ten percent (10%) of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission (the "SEC") initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

ITEM  10.     EXECUTIVE  COMPENSATION
              -----------------------

COMPENSATION  OF  DIRECTORS  AND  EXECUTIVE  OFFICERS

SUMMARY  COMPENSATION  TABLE

     The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 1999, 2000 and 2001 for its Chief Executive Officer and Vice President, respectively. No other employee received compensation in excess of $100,000. Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.



                                            Long Term Compensation
                                            ----------------------

                        Annual Compensation
                        -------------------
                                                                                 Awards                         Payouts
                                                                        ---------------------------     --------------------

                                                                     Restricted     Securities
Name  of  Individual                                   Other Annual     Stock       Underlying       LTIP      All Other
and  Principal  Position     Year    Salary    Bonus    Compensation     Awards    Options/SARS(#)   Payouts     Comp.
--------------------------   ---------------------------------------------------------------------------------------------
Davendar  S.  Bains,         2001   $162,000    ---     $20,000(1)       ---           ---            ---         ---
Chairman,                    2000   $162,000    ---     $20,000(1)       ---           ---            ---         ---
Chief  Executive             1999   $85,000     ---     $20,000(1)       ---           ---            ---         ---
Officer,                                                $77,000(2)
and Treasurer



Tarlochan  Bains,            2001   $125,513    ---         ---          ---           ---            ---         ---
Vice  President              2000   $105,000    ---         ---          ---           ---            ---         ---
   and Director              1999   $62,000     ---     $74,000(2)       ---           ---            ---         ---


(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation.

(2) Represents the fair value of shares of Common Stock in lieu of cash payment of the amount owed for deferred compensation.
------------------

EMPLOYMENT  AGREEMENTS
----------------------

     The Company entered into employment agreements with each of Devendar Bains (Chairman, Chief Executive Officer and Treasurer), Tarlochan Bains (Vice President - Operations), and Nirmal Bains (Secretary), which, as extended, now expire on April 30, 2005. The employment agreements provide for annual base salaries of $162,000, $100,000 and $50,000 with respect to Devendar Bains, Tarlochan Bains and Nirmal Bains, respectively. The employment agreements provide for discretionary bonuses to be determined in the sole discretion of the Board of Directors and contain covenants not to compete with the Company following termination of employment.

     The Company has entered into a three-year employment agreement, commencing September 12, 2001, with Mr. Lawrence, its President. The agreement provides for an annual base salary of $160,000, subject to increase in certain circumstances. Mr. Lawrence is entitled to receive an incentive bonus of up to 100% of his base salary as determined by the Board. The agreement contains covenants not to compete with the Company following termination of employment. Pursuant to the agreement, the Company issued to Mr. Lawrence 300,000 options to purchase common stock with an exercise price of $1.50 per share, half of which vested in March 2002 and half of which vest in September 2002. Mr. Lawrence is also entitled to the grant of additional options in certain circumstances.

     In  June 1998, the Company issued 40,000 shares of Common Stock to Devendar
S. Bains, the Company's President and Chief Executive Officer, in consideration of the forgiveness by Mr. Bains of $50,000 of accrued salary owed to him.

     On December 31, 1998, accrued and unpaid salary in the aggregate amount of $195,000 owed as of September 30, 1998 to Devendar S. Bains ($117,000), Tarlochan Bains ($54,600) and Nirmal Bains ($23,400), were forgiven. In consideration of such forgiveness of accrued salary, the Company issued 104,000, 48,533 and 20,800 shares, respectively, to such persons (based upon the closing sales price of the Common Stock as of September 30, 1998).

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

     There were no conversion of unpaid salary into equity during 2000 and 2001.

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

     The total number of shares with respect to which options may be granted under the Option Plan is currently 2,225,000. Options may not be granted to an individual to the extent that in the calendar year in which such options first become exercisable the shares subject to such options have a fair market value on the date of grant in excess of $100,000. No option may be granted under the Option Plan after May 2006 and no option may be outstanding for more than ten years after its grant. Additionally, no option can be granted for more than five
(5) years to a stockholder owning 10% or more of the Company's outstanding Common Stock and such options must have an exercise price of not less than 110% of the fair market value on the date of grant.

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

     As of December 31, 2001, 1,791,000 options to purchase Common Stock under the Option Plan were granted and/or reserved to certain employees, including Devendar Bains (1,000,000 options), Tarlochan Bains (100,000 options), and
Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Operations and Secretary, respectively. The options are exercisable at $4.00 and expire on May 31, 2004. 30,000 options to purchase Common Stock were granted to each of Messrs. Detroja and Ritchie, Directors of the Company. These options are exercisable at $1.25, are fully vested and expire on May 31, 2004. In addition, 100,000 options to purchase Common Stock were issued to Mr. Momi, a former officer, which are exercisable at $3-1/8, are fully vested and expire December 31, 2005. In addition, 85,000 options issued to other employees are exercisable at $3.25 per share, which vest over a period of time through December 31, 2002. Such options expire between November 1, 2003 and December 31, 2004. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

Other  Options

     As of December 31, 2001, each of Messrs. Detroja and Ritchie also own 45,000 options to purchase Common Stock. These options are exercisable at $1.25 per share, are fully vested and expire on May 31, 2004. In additional, pursuant to the terms of Mr. Lawrence's employment agreement, the Company issued 300,000 options to purchase Common Stock exercisable at $1.50 per share. The options vest equally in March 2002 and September 2002 and expire December 31, 2005.

ITEM  11.     SECURITY  OWNERSHIP  OF  CERTAIN  BENEFICIAL
              --------------------------------------------
              OWNERS  AND  MANAGEMENT
              -----------------------

     The following table sets forth certain information, as of March 31, 2002 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:

Name of Beneficial        Number of  Shares           Percentage (%) of
Owner*                    of Common Stock(1)          Ownership
------                    ------------------          -------------------
Devendar  S.  Bains(2)       3,272,985                 30.54

Michael  E.  Lawrence(3)       150,000                  1.53

Tarlochan  Bains(4)            178,456                  1.83

Nirmal  Bains(2)             3,272,985                 30.54

Charles  J.  Ritchie(5)         75,000                   .77

Manish  V.  Detroja(6)          75,000                   .77

Joseph  Giamanco(7)            793,858                  8.19

Jerome  Belson(8)              808,402                  8.32

All  Officers and Directors
  as a group (6 persons)(9)  3,751,441                 35.44

  *     Unless  otherwise  indicated,  the address of all persons listed in this section  is  c/o  Amplidyne,  Inc.,  59  LaGrange  Street,  Raritan, NJ  08869.

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Exchange Act.

(2) Mr. Devendar Bains is the husband of Mrs. Nirmal Bains and the brother of Mr. Tarlochan Bains. Mr. Devendar Bains is the record holder of 2,194,812 of such shares and Mrs. Nirmal Bains is the record holder of 28,173 of such shares. Includes 1,000,000 stock options which were granted to Mr. Devendar Bains. Includes 50,000 stock options which were granted to Ms. Nirmal Bains. See "Executive Compensation-Stock Option Plans and Agreements."

(3) Represents 150,000 shares of Common Stock that are issuable upon exercise of stock options that are exercisable at $1.50 per share and expire December 31, 2005. Does not include 150,000 shares of Common Stock underlying stock options that are not exercisable until September 2002. See "Executive Compensation - Employment Agreements."

(4) Mr. Tarlochan Bains is the brother of Mr. Devendar Bains. Mr. Tarlochan Bains is the record holder of 78,456 of such shares. Includes 100,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

(5) The address for such person is 92 Parker Road, Long Valley, NJ 07853. Includes 75,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

(6) The address for such person is 925 Schwal Road, Hatfield, PA 19440. Includes 75,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

(7) Based upon a Schedule 13G filed with the SEC on February 2, 2001 and other information provided to the Company by such stockholder. The address for this stockholder is c/o G.H.M., Inc., 74 Trinity Place, New York, NY 10006. Includes 25,000 shares of Common Stock that are issuable upon exercise of warrants owned by such stockholder that are exercisable at $3.00 per share and expire on July 31, 2004.

(8) Based upon a Schedule 13D filed with the SEC on August 27, 2001 and other information provided to the Company by such stockholder. The address for this stockholder is c/o Jerome Belson Associates, Inc., 495 Broadway, New York, NY 10012. Includes 670,402 shares owned by Mr. Belson and 88,000 shares owned by the Jerome Belson Foundation, a charitable corporation of which Mr. Belson is the President and, as a result, may be deemed to have voting and investment power over such shares. Also includes 50,000 shares that are issuable upon exercise of warrants owned by Mr. Belson that are exercisable at $3.00 per share and expire on July 31, 2004. Does not include an additional 135,400 shares of Common Stock held by certain members of Mr. Belson's family. All of such persons may be deemed to be members of a group within the meaning of Section 13(d) of the Exchange Act that owns 9.71% of the Company's outstanding Common Stock.

(9) Includes 1,000,000 options held by Devendar Bains, 50,000 options held by Nirmal Bains, 100,000 options held by Tarlochan Bains, 75,000 options held by Mr. Detroja, 75,000 options held by Mr. Ritchie and 150,000 options held by Mr. Lawrence. See Notes 2, 3, 4, 5 and 6. Does not include 150,000 options issued to Mr. Lawrence which are not currently exercisable. See
     Note  3.

ITEM  12.     CERTAIN  RELATIONSHIPS  AND  RELATED  TRANSACTIONS
              --------------------------------------------------

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

     As of December 31, 2001, approximately $56,000 was owed to the Company by Devendar S. Bains, the Company's Chief Executive Officer. No repayment terms have been set.

     Mr. Detroja, a director of the Company, is the president and chief executive officer of one of the Company's vendors. During fiscal year 2001 and 2000, respectively, the Company made purchases of approximately $79,000 and $70,000, respectively, from such vendor.

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

                                     -------
                                     PART IV
                                     -------

ITEM  13.  EXHIBITS  AND  REPORTS  ON  FORM  8-K
           -------------------------------------

(A)(1)  FINANCIAL  STATEMENTS.

     The  following  financial  statements  are  included  in  Part  II, Item 7:

Index  to  Financial  Statements                                     F-1

Report  of  Independent  Certified  Public  Accountants              F-2 - F-3

Balance  Sheets                                                      F-4 - F-5

Statement  of  Operations                                            F-6

Statement  of  Stockholders'  Equity                                 F-7

Statement  of  Cash  Flows                                           F-8

Notes  to  Financial  Statements                                     F-9 - F-24

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

10.11           Intentionally  Omitted
10.12*          Form  of  Lockup Agreement with Officers, Directors and 5% or
                Greater Shareholders.
10.13*          Form  of  Lockup  Agreement  with  Selling  Securityholders.
23.1            Consent  of  Kahn  Boyd  Levychin,  LLP,  Independent Certified
                Public Accountants.
23.2            Consent of Grant Thornton LLP, Independent Certified  Public
                Accountants.

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

**   Incorporated  by  Reference  to  the  Company's Form 8-K filed on August 3,
     1999.

     (b)     REPORTS  ON  FORM  8-K

          The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2001.

                                 AMPLIDYNE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                    Page
                                                                    ----

Report  of  Independent  Certified  Public  Accountants            F-2 - F-3


Financial  Statements

        Balance  Sheets                                            F-4  -  F-5

        Statements  of  Operations                                 F-6

        Statement  of  Stockholders'  Equity                       F-7

        Statements  of  Cash  Flows                                F-8

        Notes  to  Financial  Statements                           F-9  -  F-24

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AMPLIDYNE,  INC.

We have audited the accompanying balance sheet of Amplidyne, Inc. as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 2001, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

KAHN  BOYD  LEVYCHIN,  LLP

New  York,  New  York
March  21,  2002

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

BOARD  OF  DIRECTORS  AND  STOCKHOLDERS
AMPLIDYNE,  INC.

We have audited the accompanying balance sheet of Amplidyne, Inc. as of December 31, 2000, and the related statements of operations, stockholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 2000, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

GRANT  THORNTON  LLP

Edison,  New  Jersey
March  21,  2001

                                 AMPILDYNE, INC.

                                 BALANCE SHEETS

                                  DECEMBER 31,


                           ASSETS                        2001           2000
                                                      ----------     ----------
CURRENT ASSETS
    Cash and cash equivalents                         $  697,940     $1,966,142
    Accounts receivable, net of allowance
      for doubtful accounts of $131,104 and
      $291,000 in 2001 and 2000, respectively            449,190        318,345
      Inventories                                      1,181,682        597,953
    Loan receivable - officer                             55,892         33,667
    Prepaid expenses and other                            23,464        101,957
                                                      ----------     ----------
         Total current assets                          2,408,168      3,018,064


PROPERTY  AND  EQUIPMENT  -  AT  COST
    Machinery and equipment                              723,663        720,818
    Furniture and fixtures                                43,750         43,750
    Autos and trucks                                      66,183         66,183
    Leasehold improvements                                 8,141          8,141
                                                      ----------     ----------

                                                         841,737        838,892
    Less accumulated depreciation and amortization       687,260        588,845
                                                      ----------     ----------

                                                         154,477        250,047


SECURITY DEPOSITS AND OTHER NON-
    CURRENT ASSETS                                        52,106         72,354
                                                      ----------     ----------

                                                      $2,614,751     $3,340,465
                                                      ==========     ==========

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS.

                                AMPLIDYNE, INC.

                                BALANCE SHEETS

                                 DECEMBER 31,


                       LIABILITIES  AND
                    STOCKHOLDERS'  EQUITY                    2001            2000
                                                         ------------    ------------
CURRENT LIABILITIES
    Current maturities of lease obligations               $   9,271       $    11,385
    Accounts payable                                        121,533           242,289
    Accrued expenses                                        131,308           258,875
    Accrued settlement of litigation                        180,000           150,000
                                                       ------------      ------------

         Total current liabilities                          442,112           662,549


LONG-TERM LIABILITIES
    Lease obligations, less current maturities                 -                9,785


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible Preferred stock - authorized
       100,000 shares of $.0001 par value;
       55,000 shares issued and outstanding
       at December 31, 2001 (liquidation
       preference of $550,000 at December 31, 2001)              6              -
    Common stock - authorized, 25,000,000 shares
       of $.0001 par value; shares 7,892,661 and
       7,463,841 shares issued and outstanding at
       December 31, 2001 and 2000, respectively                 790               747
       Additional paid-in capital                        21,921,495        20,212,154
       Subscriptions receivable - preferred stock          (180,000)            -
       Accumulated deficit                              (19,569,652)      (17,544,770)
                                                       ------------      ------------

                                                          2,172,639         2,668,131
                                                       ------------      ------------

                                                        $ 2,614,751       $ 3,340,465
                                                       ============      ============

THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS.



                                AMPLIDYNE, INC.

                            STATEMENTS OF OPERATIONS

                             YEAR ENDED DECEMBER 31,



                                                 2001             2000
                                              -----------      -----------
Net sales                                      $ 2,205,429      $ 2,595,090
Cost of goods sold                               1,281,009        2,465,072
                                               -----------      -----------

         Gross profit                              924,420          130,018

Operating expenses
    Selling, general and administrative          1,904,490        1,986,170
    Research, engineering and development          593,823          590,496
    Stock compensation and financing costs         140,000          114,545
                                               -----------      -----------

         Operating loss                         (1,713,893)      (2,561,193)

Nonoperating income (expenses)
    Interest income and other income                50,915          116,870
    Interest expense                                  (864)          (2,169)
    Litigation settlement costs                   (550,000)        (175,000)
    Sale of New Jersey net operating loss
       carryforward                                189,744          191,816
                                               -----------      -----------

         Loss before income taxes               (2,024,098)      (2,429,676)

Provision for income taxes                             784           10,369
                                               -----------      -----------

         NET LOSS                              $(2,024,882)     $(2,440,045)
                                               ===========      ===========

Net loss per share - basic and diluted         $      (.26)     $      (.34)
                                               ===========      ===========

Weighted average number of shares
    outstanding                                  7,706,971        7,276,237
                                               ===========      ===========




THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS.



                                AMPLIDYNE, INC.

                        STATEMENT OF STOCKHOLDERS' EQUITY
                      YEARS ENDED DECEMBER 31, 2001 AND 2000

                                                             Preferred  stock               Common  stock
                                                          ----------------------      -------------------------
                                                          Shares      Par value        Shares         Par value
                                                         -------      ---------       ---------       ---------
Balance at December 31, 1999                                                          6,924,970         $692

Net loss for the year ended December 31, 2000
Issuance of common stock, net of costs                                                  319,000           32
Exercise of warrants                                                                    177,121           19
Financing and compensation costs related to
  options and warrants issued                                                             -               -
Exercise of stock options into shares of
  common stock                                                                           42,750            4
                                                        ---------     ---------       ----------      ---------

Balance at December 31, 2000                                -               -         7,463,841          747

Net loss for the year ended December 31, 2001                                             -              -
Cost of litigation to be settled by
  the issuance of common stock
Financing cost associated with warrants                                                   1,820
  extended and shares issued
Issuance of common stock, net of costs                                                  415,000           42
Issuance of Preferred Stock, net of costs                  55,000              6
Issuance of Common Stock for services
  rendered by third party                                                                12,000            1
                                                        ---------         ------     ----------       ------

BALANCE AT DECEMBER 31, 2001                               55,000         $   6       7,892,661        $ 790
                                                        =========         ======     ==========       ======


                                                         Additional
                                                          paid-in      Accumulated    Subscriptions
                                                          capital        deficit        Receivable       Total
                                                        -----------    ------------    -----------   -------------
Balance at December 31, 1999                            $17,618,398    $(15,104,725)                 $ 2,514,365

Net loss for the year ended December 31, 2000                            (2,440,045)                  (2,440,045)
Issuance of common stock, net of costs                    1,594,968           -                        1,595,000
Exercise of warrants                                        713,248           -                          713,267
Financing and compensation costs related to
  options and warrants issued                               114,545           -                          114,545
Exercise of stock options into shares of
  common stock                                              170,995           -                          170,999
                                                        -----------    ------------    -----------   -------------

Balance at December 31, 2000                             20,212,154     (17,544,770)          -        2,668,131

Net loss for the year ended December 31, 2001               -            (2,024,882)                  (2,024,882)
Cost of litigation to be settled by
  the issuance of common stock                              500,000                                      500,000
Financing cost associated with warrants
  extended and shares issued                                140,000                                      140,000
Issuance of common stock, net of costs                      559,708           -                          559,750
Issuance of Preferred Stock, net of costs                   494,994           -          (180,000)       315,000
Issuance of Common Stock for services
  rendered by third party                                    14,639           -                           14,640
                                                        -----------    ------------   ------------   --------------

BALANCE AT DECEMBER 31, 2001                            $21,921,495    ($19,569,652)     (180,000)    $2,172,639
                                                        ===========    ============   ============   ==============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THIS STATEMENT.



                                AMPLIDYNE, INC.

                            STATEMENTS OF CASH FLOWS

                            YEAR ENDED DECEMBER 31,



                                                                            2001             2000
                                                                         -----------      -----------
Cash flows from operating activities
    Net loss                                                             $(2,024,882)     $(2,440,045)
                                                                         -----------      -----------
    Adjustments to reconcile net loss to net cash used in
       operating activities
         Depreciation and amortization                                        98,415          125,722
         Bad debt expense                                                     67,592           98,520
         Write-off of obsolete inventory                                      20,000           10,291
         Settlement of litigation                                            530,000          150,000
         Stock compensation and finance cost                                 154,640          114,545
         Changes in assets and liabilities
           Accounts receivable                                              (204,876)          26,719
           Inventories                                                      (603,728)         309,206
           Prepaid expenses and other                                        105,179         (115,312)
           Accounts payable and accrued expenses                            (248,842)        (146,597)
                                                                         -----------      -----------

         Total adjustments                                                   (81,620)         573,094
                                                                         -----------      -----------

         Net cash used in operating activities                            (2,106,502)      (1,866,951)
                                                                         -----------      -----------

Cash flows from investing activities
    Loan receivable - officer                                                (22,225)         (33,667)
    Purchase of property and equipment                                        (2,845)         (42,209)
                                                                         -----------      -----------
                                                                             (25,070)         (75,876)
Cash flows from financing activities
    Payment of lease obligations                                             (11,380)         (15,352)
    Proceeds from sale of preferred stock, net of costs                      315,000              -
    Proceeds from sale of common stock, net of costs                         559,750        1,595,000
    Proceeds from exercise of options and warrants                              -             884,266
                                                                         -----------      -----------

         Net cash provided by financing activities                           863,370        2,463,914
                                                                         -----------      -----------

         NET (DECREASE) INCREASE IN CASH AND
             CASH EQUIVALENTS                                             (1,268,202)         521,087

Cash and cash equivalents at beginning of year                             1,966,142        1,445,055
                                                                         -----------      -----------

Cash and cash equivalents at end of year                                  $  697,940      $ 1,966,142
                                                                         ===========      ===========

Supplemental disclosures of cash flow information:
    Cash paid during the year for
      Interest                                                            $    1,000      $    2,000
      Income taxes                                                        $    3,000      $    3,000

See Notes C, F and G-2 for noncash investing and financing activity




THE  ACCOMPANYING  NOTES  ARE  AN  INTEGRAL  PART  OF  THESE  STATEMENTS.

                                 AMPLIDYNE, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 2001 AND 2000

NOTE  A  -  NATURE  OF  OPERATIONS  AND  LIQUIDITY

Amplidyne, Inc. (the Company) has historically operated in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. In 1999 the Company introduced products which offer high-speed wireless internet connectivity to residential and business clients of internet service providers. These products are sold under the AmpWave(TM) name.

The Company has incurred losses of $2,024,882 and $2,440,045 in 2001 and 2000, respectively. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock and exercise of warrants and options. The Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

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

o Funding operations in 2002 with the remaining cash that was received from the 2001 private placements, possible 2002 private placements, and the deferral of payments of officers' salaries, as needed;

o Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

o    Reducing  overhead  costs  and  general  expenditures  if  necessary.

                                AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  B  -  SUMMARY  OF  ACCOUNTING  POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1.  REVENUE  RECOGNITION

Revenue  is  recognized  upon  shipment  of  products  to  customers.

2.  INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 2001 and 2000, inventories consisted of the following:


                                       2001                 2000
                                    ----------            ---------

   Component  parts                   $724,797             $507,199
   Work-in-progress                    231,150               90,754
   Finished  Goods                     225,735                 -
                                    ----------             --------

                                    $1,181,682             $597,953
                                    ==========             ========


3.  PROPERTY,  PLANT  AND  EQUIPMENT

Depreciation and amortization are provided for in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, which range from three to seven years. Leasehold improvements are amortized over the lives of the respective leases, or the service lives of the improvements, whichever is shorter. The straight-line method of depreciation is followed for substantially all assets for financial reporting purposes, but accelerated methods are used for tax purposes.

4.  VALUATION  OF  LONG-LIVED  ASSETS

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2001.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  B  (CONTINUED)

5.  INCOME  TAXES

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. This statement requires, among other things, an asset and liability approach for financial accounting and reporting of deferred income taxes. In addition, the deferred tax liabilities and assets are required to be adjusted for the effect of any future changes in the tax law or rates. Deferred income taxes arise from temporary differences resulting in the basis of assets and liabilities for financial reporting and income tax purposes. A valuation allowance is provided if the Company is uncertain as to the realization of deferred tax assets.

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

The Company maintains cash and cash equivalents in bank deposit and money market accounts in one bank, which, at times, may exceed federally insured limits or not be insured. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risk on cash and cash equivalents.

During 2001, two customers accounted for 74% of net sales (62% and 12%) and 49% of accounts receivable at December 31, 2001. Export sales in 2001 accounted for approximately 85% of net sales and were primarily to the United Kingdom (62%), Canada (12%), and Europe.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  B  (CONTINUED)

During 2000, two customers accounted for 75% of net sales (49% and 26%) and 38% of accounts receivable at December 31, 2001. Export sales in 2000 accounted for approximately 83% of net sales and were primarily to the United Kingdom (47%), Canada (25%), and Europe.

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

8.  STOCK-BASED  EMPLOYEE  COMPENSATION

Stock-based employee compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as clarified by Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. Included in these notes to the financial statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  B  (CONTINUED)

9.  CASH  AND  CASH  EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

10.  ADVERTISING  EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were approximately $93,000 and $175,000 for the years ended December 31, 2001 and 2000, respectively.

11.  RECLASSIFICATIONS

Certain reclassifications were made to the 2000 amounts to conform to the current presentation.

12.  LOSS  PER  SHARE

Statement of Financial Accounting Standards No. 128 (SFAS No. 128), Earnings per Share, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation for the years ended December 31, 2001 and 2000 were 2,134,000 shares and 2,062,250 shares, respectively.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  B  (CONTINUED)

13.  SEGMENT  INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:


                                         2001                2000
                                     ----------          ----------

Sales  -  external  for  the  years  ended  December  31,

    Amplifier                       $ 1,901,702           $2,139,590
    Internet  business                  303,727              455,500
                                     ----------           ----------

                                    $ 2,205,429           $2,595,090
                                     ==========           ==========

Inventory  as  of  December  31,
    Amplifier                          $802,964              439,953
    Internet  business                  378,718              158,000
                                     ----------           ----------

                                    $ 1,181,682           $  597,953
                                     ==========           ==========




14.  NEW  ACCOUNTING  PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133 (SFAS No. 133), Accounting for Derivative Instruments. SFAS No. 133, as amended, is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 established accounting and reporting standards for derivative instruments and for hedging activities. SFAS No. 133 requires that an entity recognize all derivatives as either assets or liabilities and measure those instruments at fair market value. Under certain circumstances, a portion of the derivative's gain or loss is initially reported as a component of income when the transaction affects earnings. For a derivative not designated as a hedging instrument, the gain or loss is recognized in the period of change. We believe that the adoption of SFAS No. 133 will not have an impact on our financial position or results of operations.

In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin 101, Revenue Recognition. to provide guidance on the recognition, presentation, and disclosure of revenue in financial statements. Our policies on revenue recognition are consistent with this bulletin.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  B  (CONTINUED)

In March 2000, the Financial Accounting Standards Board issued Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensations - and Interpretation of APB No. 25. FIN 44 clarifies the application of APB No. 25 for certain issues including: (a) the definition of an employee for purposes of applying APB No. 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the definition of the date of granting employee stock options, and (d) the accounting consequences of various modifications to the terms of a previously fixed stock option or award. FIN 44 became effective July 1, 2000, except for the provisions that relate to modifications that directly or indirectly reduce the exercise price of an award and the definition of an employee, which became effective after December 15, 1998. The adoption of FIN 44 had no material impact on the accompanying financial statements.

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


NOTE  C  -  PUBLIC  OFFERING  AND  PRIVATE  PLACEMENTS

                                 PUBLIC OFFERING

A registration statement covering an underwritten public offering of 1,610,000 units at a price of $5.10 per unit, prior to underwriters' commissions, was declared effective by the Securities and Exchange Commission on January 21, 1997. Each unit consisted of one share of common stock, par value $.0001 per share and one redeemable common stock purchase warrant. In 1997, the Company received net proceeds from the public offering of approximately $6,782,000, which included the over allotment of 210,000 units. The proceeds are net of legal fees, underwriters' fees and other expenses of the offering totaling approximately $1,429,000. Each warrant originally entitled the holder to purchase one share for $6.00 during the four-year period ending January 21, 2001. The Company provided notice in April 2000 to redeem the warrants on May 17, 2000 unless the warrants were previously exercised.

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

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  C  (CONTINUED)
                               PRIVATE PLACEMENTS

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

At  December  31,  2001,  the  following 882,500 warrants, remained outstanding:

(1)  67,500  exercisable  at  $2.50  through  December  31,  2002,  (2)  20,000 exercisable at $1.00 through May 2010, (3) 20,000 exercisable at $7.00 through December 2004, (4) 30,000 exercisable at $6.00 through November 2004, (5) 50,000 exercisable at $2.00 through December 2004, (6) 50,000 exercisable at $4.00 through December 2004, (7) 141,000 exercisable at $1.75 (16,000 of which expire December 2004 and 125,000 of which expire December 2002), (8) 41,500 exercisable at $1.80 through July 31, 2004, (9) 207,500 exercisable at $3.00 through July 31, 2004 (10) 55,000 exercisable at $1.20 through September 30, 2004 (11) 100,000 exercisable at $3.00 through November 2002 and (12) 100,000 exercisable  at  $5.00  through  November  2002.

At December 31, 2001, the Company had employee stock options outstanding to acquire 2,181,000 shares of common stock at exercise prices of $1.25 to $4.00.

In  2001  the  Company  entered  into  the  following  private  placements:

o During the second quarter ended June 30, 2001, the Company issued 390,000 shares of common stock at $1.50 per share, to accredited investors, resulting in gross proceeds of $585,000. The Company paid cash commissions of $58,500 in connection with such private placement.

o In July 2001, the Company issued 25,000 shares of common stock at $1.50 per share, to accredited investors, resulting in gross proceeds of $37,000. The Company paid cash commissions of $3,750 in connection with such private placement.

o In the 3rd and 4th quarters of 2001, the Company issued 55,000 shares of Series B Preferred Stock to accredited investors pursuant to Rule 506 of Regulation D of the Act. The Company sold such shares at $10.00 per share, received gross proceeds of $550,000 and paid brokerage commissions of $55,000 (resulting in net proceeds of $495,000, $180,000 [net] of which was received in the first quarter of 2002). The Preferred Stock: (i) are entitled to dividends at the annual rate of 10%, payable semi-annually, in cash or in shares of Common Stock; (ii) has a liquidation preference of $10.00 per share, (iii) is convertible into shares of Common Stock at the lesser of (A) 100% of the average closing sales price of the Common Stock on the five trading days prior to issuance or (B) 85% of the average closing sale price of the Common Stock for the five trading days prior to conversion, in each case not less than $.75 per share; (iv) is non-voting,
     (v) is subject to redemption (at the option of the Company) at a rate of 110% of the original issuance price and (vi) shall automatically convert into Common Stock on September 30, 2004 (if not previously converted). The Company shall also have the right, at its option, to convert the Preferred Stock (at a conversion rate of $1.00 per share) if the average closing sales price per share of Common Stock, for a consecutive 20 trading day period, is $3.00 or greater. All shares outstanding at December 31, 2001 converted to common in the first quarter of 2002.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  C  (CONTINUED)

For the year ended December 31, 2001 and 2000, the Company recorded a charge to operations of $140,000 and $114,000, respectively, reflecting the costs recognized for warrants issued to consultants of the Company, and employee stock options granted with a strike price below quoted market value (see Note D).

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

NOTE  D  -  STOCK  OPTION  PLANS

An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 1,491,000 options remained outstanding at December 31, 2001. The extension of the exercise date of the warrants mentioned above did not result in a charge to operations because the extension occurred prior to the effective date of FIN 44 and because the exercise price exceeded the market value of the underlying common stock at the date of the extension.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  D  (CONTINUED)

The Company has elected to follow Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and related Interpretations in accounting for its stock options. Under APB No. 25, if the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized. SFAS No. 123, Accounting for Stock-Based Compensation, requires presentation of pro forma net loss and loss per share as if the Company had accounted for its employee stock options granted under the fair value method of that statement. For purposes of pro forma disclosure, the estimated fair value of the options is amortized to expense over the vesting period. Under the fair value method, the Company's net loss and loss per share would have been as follows:


                                                   2001           2000
                                               -----------    -----------

Net  loss                                       $(2,061,649)   $(2,476,812)

Loss  per  share                                $      (.27)   $      (.34)




During 2000, 19,000 options were granted at a strike price above quoted market value at the date of grant, and 91,000 options were granted at a below market value price. During 2000, 91,000 options were granted at a price equal to the quoted market value at the date of grant. The fair values were determined using a Black-Scholes option-pricing model using the following assumptions:


                                                        2000
                                                     -----------

  Dividend                                                -
  Risk-free  rate                                         6.0%
  Volatility                                           157.07%
  Expected  life                                      4  YEARS
  Calculated  weighted-average  fair  value
      of  options  issued  during  the  year        $     2.83

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  D  (CONTINUED)

Stock  option  activity  during  2000,  is  summarized  below:



                                             Shares  of       Weighted-
                                           common  stock       average
                                           attributable    exercise  price
                                            to  options       of  options
                                            ------------     ------------
Unexercised at December 31, 1999             1,471,000          3.83
Exercise of options                            (42,750)         4.00
Forfeiture                                     (28,250)         4.00
Issuance to employees and directors             91,000          3.25
                                            -----------

Unexercised at December 31, 2000 and 2001    1,491,000          3.85
                                            ==========




The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 2001:




                                                Options  outstanding                     Options  exercisable
                                   ---------------------------------------------      ---------------------------
                                                     Weighted-
                                      Number          average        Weighted-            Number         Weighted-
                                    outstanding      remaining        average          exercisable        average
                                    at  period-     contractual       exercise          at period-        exercise
Exercise prices                        end             life            price               end             price
---------------                    ------------     -----------      -----------       -----------       ---------
1.25                                   60,000        1 year            $1.25                60,000           $1.25
3.25                                   85,000        3 years            3.25                56,667            3.25
4.00                                1,346,000        3.4 years (1)      4.00             1,346,000            4.00
                                   ------------                                        -----------
                                    1,491,000                                            1,462,667
                                   ============                                        ===========

(1)      Expiration date extended from May 1, 2000 to May 31, 2004.


                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  E  -  INCOME  TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2001, the Federal net operating loss carryforwards are approximately $12,000,000. The net operating loss carryforwards expire at various dates through 2021, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $4,426,000 and $3,688,000 has been provided on the deferred tax asset at December 31, 2001 and 2000, respectively.

The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2001 and 2000, the Company received approximately $190,000 and $191,000, respectively, from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2002, although there can be no assurance a suitable transaction will be consummated. The New Jersey net operating loss carryforwards are approximately $3,082,000 at December 31, 2001.

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

The Company's tax provision for 2001 and 2000 is principally due to the impact of state income and minimum taxes.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  F  -  CAPITAL  LEASE  OBLIGATIONS

The Company has capital leases (at interest rates ranging from 8.5% to 14.2%) for certain equipment for use in its manufacturing and research, engineering and development activities and a vehicle.

Future  minimum  lease  payments  on  these  leases  are  as  follows:


Year  ending  December  31,

     2002                                                    $10,170
                                                             -------

                                                              10,170

     Less  amount  representing  interest                        899
                                                             -------

Present  value  of  minimum  lease  payments                  $9,271
                                                             =======

Short-term  portion                                           $9,271
Long-term  portion                                               -
                                                             -------

                                                              $9,271
                                                             =======




The  cost  of  assets under capital leases was approximately $24,000 at December
31, 2001 and 2000, and is included in property and equipment. Accumulated amortization at December 31, 2001 and 2000 was approximately $24,000.

NOTE  G  -  COMMITMENTS

1.  OPERATING  LEASES

During July 2000, the Company entered into a lease agreement for approximately 11,000 square feet of office and manufacturing space, for a five-year period ending July 13, 2004. The annual rental is $71,000 plus the Company's share of real estate taxes, utilities and other occupancy costs.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  G  (CONTINUED)

Future minimum lease payments on non-cancelable operating leases are as follows:

Year  ending  December  31,


      2002                              $71,000
      2003                               71,000
      2004                               38,000
      2005                                 -
      2006                                 -
                                       --------

                                       $180,000
                                       ========




Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $87,000 and $85,000 for the years ended December 31, 2001 and 2000, respectively.

2.  EMPLOYMENT  AGREEMENTS

Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary (the Officers). These agreements were extended to expire April 30, 2005. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

Commencing September 12, 2001, the Company entered into a three-year employment agreement with its President. The agreement provides for an annual base salary of $160,000, subject to increase in certain circumstances. He is entitled to receive an incentive bonus of up to 100% of his base salary as determined by the Board. The agreement contains covenants not to compete with the Company following termination of employment. Pursuant to the agreement, the Company issued 300,000 options to purchase common stock with an exercise price of $1.50 per share, half of which vest in March 2002 and half of which vest in September 2002 and is also entitled to the grant of additional options in certain circumstances.

The Officers have deferred a portion of their compensation from 1997 through 1999. In 1999 the Officers converted an aggregate of $181,131 of such deferrals, principally arising in 1999, into 66,378 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. During 2001 and 2000, no shares were converted in lieu of officers' deferred compensation and no compensation was deferred.

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

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  G  (CONTINUED)

3.  401(K)  PLAN

During 1996, the Company established a defined contribution plan, the Amplidyne, Inc. 401(k) Plan. The Company makes no contributions. All employees with greater than six months' service with the Company are eligible to join the plan. American Funds Service Company administers the plan.

NOTE  H  -  RELATED  PARTY  TRANSACTIONS

1.  STOCKHOLDER  LOAN

Approximately $56,000 and $34,000 was owed to the Company by the Company's president and principal shareholder as of December 31, 2001 and 2000 respectively. No repayment terms have been set.

2.  PURCHASES  FROM  RELATED  PARTY

A member of the Company's Board of Directors is President and CEO of one of the Company's vendors. During 2001 and 2000, the Company made purchases of approximately $79,000 and $70,000, respectively, from this vendor.

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

1.  AIRNET  COMMUNICATIONS  CORPORATION  VS  AMPLIDYNE,  INC.

AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 and $150,000 remained unpaid at December 31, 2001 and 2000 respectively.

                                 AMPLIDYNE, INC.

                           DECEMBER 31, 2001 AND 2000

NOTE  I  (CONTINUED)

2.  ENS  ENGINEERING  VS  AMPLIDYNE,  INC.

The Company was also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid as of December 31, 2000. The Company has not received any required documents and releases from ENS. The financial statements do not include any provision for this settlement.

3.  CLASS  ACTION  LITIGATION

The Company was served with class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. On or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. The complaint alleged that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believed that the complaint had no merit and had vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001). Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) and 324,486 shares of common stock (which was valued at $500,000 as of May 2, 2001) had been established for the benefit of members of the class. In March 2002 the Company issued such shares.


NOTE  J  -  SUBSEQUENT  EVENTS

In January 2002, the Company entered into an agreement to acquire certain assets of Darwin Networks, Inc. ("Darwin") for $175,000 plus additional contingent payments not to exceed $340,000. Darwin was in the business of installing and maintaining high-speed Internet structures for hotels and residential properties. The assets acquired included equipment not yet installed as well as completed installations in a specified number of hotel properties. Pursuant to the agreement, the Company has the sole and exclusive right to contact and negotiate with each property to either activate or remove the equipment. After a specified number of locations are successfully negotiated (which are covered in the initial purchase price) the Company may continue to contact additional properties and must pay a specified sum for each successful negotiation up to the $340,000 maximum. As of April 8, 2002, the Company has successfully negotiated one property and has incurred no liability to pay any additional sums under the contract.

In the first quarter of 2002, the Company privately placed 750,000 shares of common stock for gross proceeds of $600,000.

                                   SIGNATURES
                                   ----------

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

Signature                    Title                                 Date
---------                    -----                                 ----


/s/  Devendar  S.  Bains     Chief  Executive  Officer,         April  15, 2002
------------------------     Treasurer,  Principal  Accounting
Devendar  S.  Bains          Officer     and  Director


/s/Michael  E.  Lawrence     President  and  Chief              April  15, 2002
------------------------     Operating  Officer
Michael  E.  Lawrence


/s/  Tarlochan  Bains        Vice President and Director        April  15, 2002
---------------------
Tarlochan  Bains


/s/  Nirmal  Bains           Secretary                          April  15, 2002
------------------
Nirmal  Bains

/s/Charles  J.  Ritchie      Director                           April  15, 2002
-----------------------
Charles  J.  Ritchie

/s/Manish  V.  Detroja       Director                           April  15, 2002
----------------------
Manish  V.  Detroja