Form 10QSB
period 2002-03-31
AMPLIDYNE INC
filed 2002-05-16
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED  MARCH  31,  2002.


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

                                Yes _X_   No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of April 30, 2002 was 9,668,341.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2002


                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL  INFORMATION
            ----------------------

Item  1     Financial  Statements  (Unaudited):
            ---------------------

             Balance  Sheets . . . . . . . . . . . . . . . . . . . 1-2

             Statements  of  Operations . . . . . . . . . . . . . .  3

             Statement  of  Cash  Flows . . . . . . . . . . . . . .  4

             Statement  of  Changes  in  Stockholder's  Equity. . .  5

             Notes  to  Financial  Statements . . . . . .  . .  . 6-11

Item  2      Management's Discussion and Analysis of Financial
             Condition and Results of Operations . . . . . . . . 12-13


PART  II  -  OTHER  INFORMATION
             --------------------

Item  1.     Legal  Proceedings  . . . . . . . . . . . . . . . . .  14

Item  2.     Change  in  Securities  . . . . . . . . . . . . . . .  14

Signatures  . .. . . . . . . . . . . . . . . . . . . . . . . . . .  15

                         PART I - FINANCIAL INFORMATION

Item  1.  Financial  Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                                     ASSETS
                                     ------

                                                        March 31,   December 31,
                                                          2002         2001
                                                       -----------  ----------
                                                       (Unaudited)
CURRENT ASSETS
  Cash and cash equivalents                             $  828,443  $  697,940
  Accounts receivable, net of allowance
    for doubtful accounts of $131,104 and $131,104 at
    March 31, 2002 and December 31, 2001, respectively     527,280     449,190
  Inventories                                            1,283,231   1,181,682
  Loan receivable-officer                                   68,892      55,892
  Prepaid expenses and other                                24,040      23,464
                                                        ----------  ----------

  Total current assets                                   2,731,886   2,408,168
                                                        ----------  ----------

PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                  723,663     723,663
  Furniture and fixtures                                    43,750      43,750
  Autos and trucks                                          66,183      66,183
  Leasehold improvements                                     8,141       8,141
                                                        ----------  ----------
  Total                                                    841,737     841,737
  Less:  Accumulated depreciation and amortization         705,579     687,260
                                                        ----------  ----------
    Net property and equipment                             136,158     154,477
                                                        ----------  ----------

OTHER ASSETS
  Security Deposits and other non-current assets            48,029      52,106
                                                        ----------  ----------

TOTAL ASSETS                                            $2,916,073  $2,614,751
                                                        ==========  ==========


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                               March  31,      December
                                                                  2002           31,
                                                           --------------      2001
                                                              (Unaudited)   -------------

CURRENT LIABILITIES
  Current maturities of lease obligations                   $       6,210   $       9,271
  Accounts payables                                               131,380         121,533
  Accrued expenses                                                128,624         131,308
  Accrued financing costs                                          80,000
  Settlement of litigation                                        180,000         180,000
                                                            --------------  --------------

    Total current liabilities                                     526,214         442,112


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Convertible Preferred stock - authorized 100,000 shares
    of $.0001 par value; 0 and 55,000 shares issued and
    outstanding at March 31, 2002 and December 31, 2001,
     respectively (liquidation preference of $550,000 at
     December 31, 2001)                                                 -               6
  Common stock - authorized, 25,000,000 shares
    of $.0001 par value; shares 9,668,341, and 7,892,661
shares
     issued and outstanding at March 31, 2002 and
     December 31, 2001, respectively.                                 967             790
Additional paid-in-capital                                     22,461,324      21,921,495
Subscriptions receivable - preferred stock                              -        (180,000)
Accumulated deficit                                           (20,072,432)    (19,569,652)
                                                            --------------  --------------

  Total stockholders' equity                                    2,389,859       2,172,639
                                                            --------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,916,073   $   2,614,751
                                                            ==============  ==============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three          Three
                                                                Months         Months
                                                                 Ended          Ended
                                                                March 31,      March 31,
                                                                  2002           2001
                                                           -----------------  -----------
Net Sales                                                  $        504,632   $  467,306

Cost of goods sold                                                  380,112      383,180
                                                           -----------------  -----------

  Gross profit                                                      124,520       84,126

Operating expenses
  Selling, general & administrative                                 485,333      393,430
  Research, engineering and
    development                                                     144,239      136,279
  Equity-based compensation charge                                        -      140,000
                                                           -----------------  -----------

  Operating loss                                                   (505,052)    (585,583)

Other non operating income (expenses)
  Interest income                                                     2,272       22,884
  Interest expense                                                        -         (494)
  Litigation settlement costs                                             -     (550,000)
                                                           -----------------  -----------

NET LOSS                                                    $      (502,780)  $(1,113,193)
                                                           =================  ============

Net loss per share - basic and diluted                      $          (.06)  $      (.15)
                                                           =================  ============

Weighted average number of shares
outstanding                                                       8,327,232     7,465,054
                                                           =================  ============

    The accompanying notes are an integral part of these financial statements
                                       -3-

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                       Three      Three
                                                       Months     Months
                                                       Ended      Ended
                                                    March 31,     March 31,
                                                    ----------  ------------
                                                       2002         2001
                                                    ----------  ------------
Cash flows from operating activities:
 Net Loss                                           $(502,780)  $(1,113,193)
                                                    ----------  ------------
 Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation and amortization                      18,319        32,805
    Cost of Litigation                                      -       550,000
    Stock compensation charge                               -       140,000
    Changes in assets and liabilities
      Accounts receivable                             (78,090)      (37,490)
      Inventories                                    (101,549)     (147,387)
      Prepaid expenses and other assets                 3,501        79,485
      Accounts payable and accrued expenses             7,163       (96,284)
                                                    ----------  ------------
           Total adjustments                         (150,656)      521,129
                                                    ----------  ------------
           Net cash used for operating activities    (653,436)     (592,064)
                                                    ----------  ------------

Cash flows from investing activities:
  Loan receivable - officer                           (13,000)      (14,999)
  Purchase of property and equipment                        -        (2,360)
                                                    ----------  ------------
          Net cash used for investing activities      (13,000)      (17,359)
                                                    ----------  ------------

Cash flows from financing activities:
  Payment of lease obligations                         (3,061)       (5,814)
  Subscriptions receivable - preferred stock - net    180,000
  Balance due on financing costs                       80,000
  Proceeds from issuance of stock and exercise of
    options and warrants, net of costs                540,000             -
                                                    ----------  ------------
         Net cash provided by financing activities    796,939        (5,814)
                                                    ----------  ------------

      NET INCREASE (DECREASE) IN CASH                 130,503      (615,237)

Cash at beginning of period                           697,940     1,966,142
                                                    ----------  ------------

Cash and cash equivalents at end of period          $ 828,443   $ 1,350,905
                                                    ==========  ============

Supplemental disclosures of cash flow information
  Cash paid for:  Interest                          $     576   $       494
                  Income taxes                              -             -



    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF CHANGES IN STOCKHOLDER'S EQUITY
                      FOR THE YEAR ENDED DECEMBER 31, 2001
                      AND THREE MONTHS ENDED MARCH 31, 2002

                                                     Preferred  Stock            Common  Stock
                                                     ----------------             -------------
                                                  Shares     Par  Value      Shares        Par Value
                                                  -------   -----------     ----------    ----------
Balance at December 31, 2000                                   $            7,463,841       $   747

Net loss for the year ended December 31, 2001
Cost of litigation expected to be settled by the
    issuance of common stock
Financing cost associated with warrants
    extended and shares issued                                                  1,820
Issuance of common stock, net of costs                                        415,000            42
Issuance of preferred stock net of costs           55,000          6
Issuance of common stock for services
    rendered by third party                                                    12,000             1
                                                  -------   -----------     ----------    ----------


Balance at Dec. 31, 2001                           55,000          6        7,892,661           790
Net loss for three months ended
    March 31, 2002
Conversion of preferred stock to common stock     (55,000)        (6)         701,194            70
Issuance of common stock in settlement of class
 action                                                                       324,486            32
Issuance of common stock, net of cost                   -          -          750,000            75
                                                  -------   -----------     ----------    ----------


Balance at March 31, 2002                               -   $      -        9,668,341      $    967
                                                  =======   ===========     ==========    ===========


                                                Additional      Accumulated  Subscriptions
                                              Paid-In-Capital    (Deficit)    Receivable      Total
                                              ---------------  -------------  ----------  -----------
Balance at December 31, 2000                      $20,212,154   $(17,544,770)         -   $ 2,668,131

Net loss for the year ended December 31, 2001                     (2,024,882)              (2,024,882)
Cost of litigation expected to be settled by the
    issuance of common stocks                         500,000                                 500,000
Financing cost associated with warrants
    extended and shares issued                        140,000                                 140,000
Issuance of common stock, net of costs                559,708                                 559,750
Issuance of preferred stock, net of costs             494,994                  (180,000)      315,000
Issuance of common stock for services
    rendered by third party                            14,639                                  14,640
                                               --------------  -------------  ----------  -----------

Balance at December 31, 2001                                                   (180,000)    2,172,639
Loss for the 3 months ended March 31, 2002         21,921,495    (19,569,652)                (502,780)
Collection of subscription receivable - net                         (502,780)   180,000       180,000
Conversion of preferred stock to common stock             (64)
Issuance of common stock due in settlement of
 class action                                             (32)                                      -
Issuance of common stock, net of costs                539,925                                 540,000
                                               --------------  -------------  ----------  -----------

Balance at March 31, 2002                        $ 22,461,324   $(20,072,432)         -   $ 2,389,859
                                               ===============  =============  =========  ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  A  -  ADJUSTMENTS
-----------------------

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2002 and March 31, 2001
(b) the financial position at March 31, 2002 (c) the statements of cash flows for the three month period ended March 31, 2002 and March 31, 2001, and (d) the changes in stockholders' equity for the three month period ended March 31, 2002 have been made. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.


NOTE  B  -  UNAUDITED  INTERIM  FINANCIAL  INFORMATION
------------------------------------------------------

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2002.


NOTE  C  -  STOCKHOLDERS'  EQUITY
---------------------------------

At  March  31,  2002,  the  following  1,257,500 warrants, remained outstanding:

67,500 exercisable at $2.50 through December 31, 2002, (2) 20,000 exercisable at $1.00 through May 2010, (3) 20,000 exercisable at $7.00 through December 2004,
(4) 30,000 exercisable at $6.00 through November 2004, (5) 50,000 exercisable at $2.00 through December 2004, (6) 50,000 exercisable at $4.00 through December 2004, (7) 141,000 exercisable at $1.75 (16,000 of which expire December 2004 and 125,000 of which expire December 2002), (8) 41,500 exercisable at $1.80 through July 31, 2004, (9) 207,500 exercisable at $3.00 through July 31, 2004, (10)
55,000 exercisable at $1.20 through September 30, 2004, (11) 100,000 exercisable at $3.00 through November 30, 2002, (12) 100,000 exercisable at $5.00 through November 30, 2002, (13) 300,000 exercisable at $2.00 through December 31, 2005, and (14) 75,000 exercisable at $.96 through March 2007.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  C  -  STOCKHOLDERS'  EQUITY  -  CONTINUED
-----------------------------------------------

At March 31, 2002, the Company had employee stock options outstanding to acquire 2,001,000 shares of common stock at exercise prices of $1.04 to $4.00.

During the first quarter ended March 31, 2002, the Company issued 750,000 shares of Common Stock, at $.80 per share (resulting in gross proceeds of $600,000), to accredited investors. In connection with such private offering, the Company paid commissions to NASD broker-dealers in the amount of $60,000 and issued to such persons 75,000 warrants, which are exercisable at $.96 per share and expire March 31, 2007.

During the first quarter ended March 31, 2002, the Company issued 701,194 shares of Common Stock in connection with the conversion of all of the Company's Series B Preferred Stock (which included shares of Common Stock issued in lieu of accrued dividends thereon).

During the first quarter ended March 31, 2002, the Company issued 324,486 shares of Common Stock to the members of the class action compliant, which was settled in September 2001.

NOTE  D  -  LOSS  PER  SHARE
----------------------------

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

NOTE  E  -  LITIGATION
----------------------

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002


The  Company  is  a  party  to  the  following  matters:

1.  AIRNET  COMMUNICATIONS  CORPORATION  VS  AMPLIDYNE,  INC.

AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at March 31, 2002.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

4.  HIGH  GAIN  ANTENNA  CO.,  LTD.  OF  KOREA

The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint seeks damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. The complaint does not specify the amount of damages claimed. The Company has vigorously defended this action and has raised a number of defenses including non payment of monies due to the Company by the plaintiff and the lack of actual damages sustained by the plaintiff. Plaintiff filed a motion for summary judgment as well as two requests for reconsideration, all of which were denied by the Court. The case is scheduled for trial in May 2002. Notwithstanding the foregoing, the Company cannot predict the outcome of such action and any judgment in favor of the plaintiff may have a material adverse affect on the Company's financial position and its prospects. (See Note I - Subsequent Event for unfavorable jury verdict).

NOTE  F  -  ASSET  ACQUISITION
------------------------------

In January 2002, the Company entered into an agreement to acquire certain assets of Darwin Networks, Inc. ("Darwin") for $175,000 plus additional contingent payments not to exceed $340,000. Darwin was in the business of installing and maintaining high-speed Internet structures for hotels and residential properties. The assets acquired included equipment not yet installed as well as completed installations in a specified number of hotel properties. Pursuant to the agreement, the Company has the sole and exclusive right (through July 31, 2002) to contact and negotiate with each property to either activate or remove the equipment. After a specified number of locations are successfully negotiated (which are covered in the initial purchase price) the Company may continue to contact additional properties and must pay a specified sum for each successful negotiation up to the $340,000 maximum. As of May 10, 2002, the Company has successfully negotiated one property and has incurred no liability to pay any additional sums under the contract.

NOTE  G  -  LIQUIDITY
---------------------

The Company has incurred losses of $(502,780) for the three months ended March 31, 2002. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock. Historically, the Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

Management's  plans  for  dealing  with  the  foregoing  matters  include:

- Increasing sales of its high speed internet connectivity products through both individual customers and strategic alliances;

- Decreasing the dependency on certain major customers by aggressively seeking other customers in the multicarrier amplifier markets;

- Investigate potential revenue - sharing partnership in other markets, such as the hospitality industry and multi-tenant buildings;

- Reducing costs through a more streamlined operation by using automated machinery to produce components for our products;

- Funding operations in 2002 with the remaining cash that was received from the 2001 private placements, 2002 private placements, and the deferral of payments of officers' salaries, as needed;

- Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

- Reducing  overhead  costs  and  general  expenditures  if  necessary.

NOTE  H  -  SEGMENT  INFORMATION
--------------------------------

The Company does not measure its business activities by segment. Information on the Company's product lines are as follows:


                       Three Months Ended March 31,
                       -------------------------      Year Ended
Sales-external            2002         2001       December 31, 2001
--------------         --------  ---------------  -----------------
Amplifier              $262,408  $       389,701  $        1,901,702
Internet business and
 broadband solutions    242,224           77,605             303,727
                       --------  ---------------  ------------------
                       $504,632  $       467,306  $        2,205,429
                       ========  ===============  ==================

Inventory                        March 31, 2002   December 31, 2001
----------
Amplifier                        $       752,152  $          802,964
Internet business and
 broadband solutions                     531,079             378,718
                                 ---------------  ------------------

     Total                       $     1,283,231  $        1,181,682
                                 ===============  ==================

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2002

NOTE  I  -  SUBSEQUENT  EVENT
-----------------------------

In connection with the complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea, a trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company now intends to file a motion in the Law Division for a new trial and, if the motion is denied, to file an appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. The Company, in its appeal, will argue that the verdict was against the weight of the evidence and that the Court made a number of errors of law in the conduct of the trial. Although the Company is confident in its position, it cannot predict the outcome of the motion for a new trial or the outcome on appeal. Failure by the Company to succeed on the motion for a new trial or on appeal will have a material adverse effect on the Company's financial position and prospects.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2002

                         PART I - FINANCIAL INFORMATION


ITEM  2.  MANAGEMENT'S  DISCUSSION  AND  ANALYSIS  OF  FINANCIAL
          CONDITION  AND  RESULTS  OF  OPERATIONS

RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS-THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001.

Net sales for the three month period ended March 31, 2002 were $504,632 while net sales for the three month period ended March 31, 2001 were $467,306. Sales increased mainly due to the sales of high-speed wireless Internet products and broadband solutions.

Sales of amplifiers were approximately 52% of total sales. The Ampwave high-speed wireless Internet products and broadband solutions accounted for approximately 48% of total sales.

Gross profit for the three months ended March 31, 2002 amounted to $124,520 (24% of sales) compared to $84,126 (18% of sales) for the three months ended March 31, 2001. The increase in gross profit was principally attributable to sales of high-speed wireless Internet products and broadband solutions, as well as increased production efficiency. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products.

Selling, general and administrative expenses were $485,333 and $393,430 for the three months ended March 31, 2002 and 2001, respectively. The increase of $91,903 (23%) is mainly due to increases in staffing at the sales and executive levels.

Research, engineering, and development costs remained relatively constant for the three months ended March 31, 2002 ($144,239) from the corresponding three month period of 2001 ($136,279).

The interest income decreased for the three months ended March 31, 2002 compared to the corresponding period of 2001. The decrease is due to a reduction of funds available for short term investment.

As a result of the foregoing, the Company incurred net losses of ($502,780) or ($.06 per share and ($1,113,193) or ($.15) per share for the three months ended March 31, 2002 and 2001, respectively.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2002

LIQUIDITY  AND  CAPITAL  RESOURCES

At March 31, 2002, the Company had cash and cash equivalents of $788,443 principally due to the injection of private placement funds. Historically, the Company issued its common stock in lieu of cash payments for compensation, commissions, and consulting fees whenever possible. This trend is expected to continue in the second quarter of 2002.

The Company believes that the net proceeds of the Company's private placements will meet its working capital obligations and fund further development of its business for the next twelve months. However, in order to execute our business plans to expand product offerings and revenue generating opportunities, we will likely require additional working capital. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See also Note G regarding liquidity matters.

In connection with the complaint brought by High Gain Antenna Co., Ltd. of Korea, on May 13, 2002 the jury brought in a verdict against the Company for $400,000. The Company now intends to file a motion in the Law Division for a new trial and, if the motion is denied, to file an appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. The Company, in its appeal, will argue that the verdict was against the weight of the evidence and that the Court made a number of errors of law in the conduct of the trial. Although the Company is confident in its position, it cannot predict the outcome of the motion for a new trial or the outcome on appeal. Failure by the Company to succeed on the motion for a new trial or on appeal will have a material adverse effect on the Company's financial position and prospects. See
Part  I  -  Notes  E  and  I.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2002


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

Although the Company believed that the complaint (see Part I - Note E) had no merit and had vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001). Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) and 324,486 shares of common stock (which was valued at $500,000 as of May 2, 2001) had been established for the benefit of members of the class. In March 2002 the Company issued such shares.

See  Notes  E  and  I to the Company's financial statements set forth in Part I.

ITEM  2.   CHANGE  IN  SECURITIES

During the first quarter ended March 31, 2002, the Company issued 750,000 shares of Common Stock, at $.80 per share (resulting in gross proceeds of $600,000), to accredited investors pursuant to Rule 506 of Regulation D of the Securities Act of 1933, as amended (the "Act"). In connection with such private offering, the Company paid commissions to NASD broker-dealers in the amount of $60,000 and issued to such persons 75,000 warrants, which are exercisable at $.96 per share and expire March 31, 2007.

During the first quarter ended March 31, 2002, the Company issued 701,194 shares of Common Stock in connection with the conversion of all of the Company's Series B Preferred Stock (which included shares of Common Stock issued in lieu of accrued dividends thereon).

During the first quarter ended March 31, 2002, the Company issued 324,486 shares of Common Stock to the members of the class action complaint, which was settled in September 2001.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMPLIDYNE,  INC.


Dated:  May  16,  2002                  By: /s/  Devendar  S.  Bains
                                             ----------------------
                                        Name:  Devendar S.  Bains
                                        Title: Chief  Executive  Officer,
                                               Treasurer,
                                               Principal  Accounting
                                               Officer  and  Director