Form 10QSB
period 2002-06-30
AMPLIDYNE INC
filed 2002-08-19
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X]  QUARTERLY  REPORT  UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
        OF  1934  FOR  THE  QUARTERLY  PERIOD  ENDED JUNE 30,  2002.


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

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 31, 2002 was 9,676,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                    THREE AND SIX MONTHS ENDED JUNE 30, 2002


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

                Statement  of  Cash  Flows . . . . . . . . . . . . . . .      4

                Statement  of  Changes  in  Stockholder's  Equity. . . .      5

                Notes  to  Financial  Statements . . . . . . . . . . . .   6-10

Item  2         Management's  Discussion  and  Analysis  of  Financial
                  Condition  and  Results  of  Operations . . . . . . . . 11-12


PART  II  -  OTHER  INFORMATION
            --------------------

Item  1.    Legal  Proceedings . . . . . . . . . . . . . . . . . . . . .     13

Item  2.    Change  in  Securities . . . . . . . . . . . . . . . . . . .     13

Signatures . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     14

Certification  of  Principal  Executive  Officer
  And  Principal  Accounting  Officer  . . . . . . . . . . . . . . . . .     15

                                      AMPLIDYNE, INC.
                                       BALANCE SHEETS

                                             ASSETS
                                            -------

                                                              June 30,     December 31,
                                                                2002          2001
                                                           -------------- -------------
CURRENT ASSETS                                               UNAUDITED
   Cash and cash equivalents                               $       36,287  $  697,940
   Accounts receivable, net of allowance
      for doubtful accounts of $131,104 and $131,104
      at June 30, 2002 and December 31,
      2001, respectively                                          352,428     449,190
   Inventories                                                    930,327   1,181,682
   Loan receivable-officer                                         68,892      55,892
   Prepaid expenses and other                                       4,000      23,464
                                                           -------------- -------------

       Total current assets                                     1,391,934   2,408,168

 PROPERTY AND EQUIPMENT - AT COST
   Machinery and equipment                                        723,663     723,663
   Furniture and fixtures                                          43,750      43,750
   Autos and trucks                                                66,183      66,183
   Leasehold improvements                                           8,141       8,141
                                                           -------------- -------------

     Total                                                        841,737     841,737
     Less:  Accumulated depreciation and amortization             712,694     687,260
                                                           -------------- -------------

       Net property and equipment                                 129,043     154,477

 OTHER ASSETS
   Security Deposits and other non-current assets                  45,068      52,106
                                                           -------------- -------------

 TOTAL ASSETS                                              $    1,566,045  $2,614,751
                                                           ============== =============

    The accompanying notes are an integral part of these financial statements
                                       -1-

                                 AMPLIDYNE, INC.
                                  BALANCE SHEETS

                        LIABILITIES AND STOCKHOLDERS' EQUITY
                       -------------------------------------

                                                                              June 30,      December 31,
                                                                                2002            2001
                                                                           -------------  --------------
                                                                              UNAUDITED
CURRENT LIABILITIES
 Accounts payable                                                              $189,733        $121,533
 Accrued expenses                                                                98,052         131,308
 Current maturities of lease obligations                                              -           9,271
 Reserve for litigation loss                                                    495,000         180,000
                                                                           -------------  --------------

                 Total current liabilities                                      782,785         442,112


COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
    Convertible Preferred stock - authorized
  100,000 shares of $.0001 par value; 0 and 55,000
  shares issued and outstanding at June 30, 2002
  and December 31, 2001, respectively (liquidation
  preference of $550,000 at December 31, 2001)                                        -               6


    Common stock - authorized, 25,000,000 shares of                                 968             790
  $.0001 par value; shares 9,676,500 and
  7,892,661 shares issued and outstanding at June 30,
  2002 and December 31, 2001 respectively.

  Additional paid-in-capital                                                 22,465,524      21,921,495
  Subscriptions receivable preferred stock                                            -        (180,000)
  Accumulated deficit                                                       (21,683,232)    (19,569,652)
                                                                           -------------  --------------

                TOTAL STOCKHOLDERS' EQUITY                                      783,260       2,172,639
                                                                           -------------  --------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $1,566,045      $2,614,751
                                                                           =============  ==============

    The accompanying notes are an integral part of these financial statements

                                      -2-

AMPLIDYNE,  INC.
STATEMENTS  OF  OPERATIONS
(UNAUDITED)

                                                         Three           Three          Six              Six
                                                         Months          Months         Months           Months
                                                         Ended           Ended          Ended            Ended
                                                        June 30,        June 30,       June 30,         June 30,
                                                          2002            2001           2002             2001
                                                    ---------------  --------------  --------------  --------------
     Net Sales                                       $     252,316   $     707,314   $     756,948   $  1,174,620

     Cost of goods sold                                    649,778         366,134       1,029,890        749,314
                                                    ---------------  --------------  --------------  --------------

       Gross margin                                       (397,462)        341,180        (272,942)       425,306

     Operating expenses
       Selling, general & administrative                   751,467         472,480       1,236,800        865,910
       Research, engineering and development               146,719         164,912         290,958        301,191
       Equity-based compensation charge                          -               -               -        140,000
                                                    ---------------  --------------  --------------  --------------

       Operating loss                                   (1,295,648)       (296,212)     (1,800,700)      (881,795)

     Other non operating income (expenses)
       Interest income                                         780          17,083           3,052         39,967
       Interest expense                                       (932)           (370)           (932)          (864)
       Provision for litigation loss                      (315,000)              -        (315,000)      (550,000)
                                                    ---------------  --------------  --------------  --------------

     NET LOSS                                        $  (1,610,800)  $    (279,499)  $  (2,113,580)  $ (1,392,692)
                                                    ===============  ==============  ==============  ==============

     NET LOSS PER SHARE - BASIC AND DILUTED          $       (0.17)  $       (0.04)  $       (0.23)  $      (0.19)
                                                    ===============  ==============  ==============  ==============

     WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING       9,673,780       7,469,649       8,999,146      7,469,970


       The accompanying notes are an integral part of these financial statements


 AMPLIDYNE,  INC.
 STATEMENTS  OF  CASH  FLOWS
 (UNAUDITED)
                                                            Three         Three          Six            Six
                                                            Months        Months         Months         Months
                                                            Ended         Ended          Ended          Ended
                                                           June 30,      June 30,       June 30,       June 30,
                                                             2002          2001           2002           2001
                                                         -----------    -----------    -----------    -----------
Cash flows from operating activities:
   Net Loss                                             $ (1,610,800)  $   (279,499)  $ (2,113,580)  $ (1,392,692)
   Adjustments to reconcile net loss to net cash
         Depreciation and amortization                         7,115         32,805         25,434         65,610
         Litigation loss                                     315,000              -        315,000        550,000
         Provision for inventory write-down                  233,995              -        233,995              -
         Stock compensation charge                                 -              -              -        140,000
         Other costs paid with restricted common stock         4,201              -          4,201              -
         Changes in assets and liabilities
           Accounts receivable                               174,852       (146,546)        96,762       (184,036)
           Inventories                                       118,909       (130,127)        17,360       (277,514)
           Prepaid expenses and other assets                  15,963         13,500         19,464         92,985
           Accounts payable and accrued expense               27,781            171         34,944        (96,113)
                                                        -------------  -------------  -------------  -------------
                Total adjustments                            897,816       (230,197)       747,160        290,932
                                                        -------------  -------------  -------------  -------------
     Net cash used for operating activities                 (712,984)      (509,696)    (1,366,420)    (1,101,760)
                                                        -------------  -------------  -------------  -------------

     Cash flows from investing activities:
       Loan receivable officer                                     -         11,996        (13,000)        (3,003)
       Change in security deposits                             7,038              -          7,038
       Purchase of property and equipment                          -              -              -         (2,360)
                                                        -------------  -------------  -------------  -------------
     Net cash used for investing activities                    7,038         11,996         (5,962)        (5,363)
                                                        -------------  -------------  -------------  -------------

     Cash flows from financing activities:
       Payment of lease obligations                           (6,210)          (983)        (9,271)        (6,797)
       Subscriptions receivable preferred stock - net              -              -        180,000              -
       Balance due on financing costs                        (80,000)             -              -              -
       Proceeds from issuance of stock and exercise of             -              -
         options and warrants, net of costs                        -        526,500        540,000        526,500
                                                        -------------  -------------  -------------  -------------
     Net cash provided by financing activities               (86,210)       525,517        710,729        519,703
                                                        -------------  -------------  -------------  -------------

           NET INCREASE (DECREASE) IN CASH                  (792,156)        27,817       (661,653)      (587,420)

     Cash at beginning of period                             828,443      1,350,905        697,940      1,966,142
                                                        -------------  -------------  -------------  -------------

     Cash and cash equivalents at end of period         $     36,287   $  1,378,722   $     36,287   $  1,378,722
                                                        =============  =============  =============  =============

     Supplemental disclosures of cash flow information
       Cash paid for:  Interest                         $        356   $        370   $        932   $        864
                       Income taxes                                -              -              -              -

                  The accompanying notes are an integral part of these financial statements
                                               -4-

AMPLIDYNE,  INC.
STATEMENT  OF  CHANGES  IN  STOCKHOLDER'S  EQUITY
FOR  THE  YEAR  ENDED  DECEMBER  31,  2001
AND  SIX  MONTHS  ENDED  JUNE  30,  2002

                                                            Preferred Stock              Common Stock              Additional
                                                    -----------------------------  -----------------------------     Paid-in
                                                       Shares        Par Value        Shares        Par Value        Capital
                                                    -------------  --------------  -------------  --------------  --------------
   Balance at December 31, 2000                                -   $           -      7,463,841   $         747   $  20,212,154

   Net loss for the year ended December 31, 2001
   Cost of litigation to be settled by
     the issuance of common stock                                                                                       500,000
   Financing cost associated with warrants
     extended and shares issued                                                           1,820         140,000
   Issuance of common stock, net of costs                                               415,000              42         559,708
   Issuance of preferred stock net of costs               55,000               6                                        494,994
   Issuance of common stock for services
     rendered by third party                                                             12,000               1          14,639
                                                    -------------  --------------  -------------  --------------  --------------


   Balance at Dec. 31, 2001                               55,000               6      7,892,661             790      21,921,495

   Net loss for the six months ended June 30, 2002

   Collection of subscription receivable
   Conversion of preferred stock to common stock         (55,000)             (6)       701,194              70             (64)
   Issuance of common stock in settlement of
     class action                                                                       324,486              32             (32)
   Issuance of restricted common stock
     in lieu of expenses                                                                  8,159               1           4,200
    Issuance of common stock, net of cost                                               750,000              75         539,925
                                                    -------------  --------------  -------------  --------------  --------------

     Balance at June 30, 2002                                  -   $           -      9,676,500   $         968   $  22,465,524
                                                    =============  ==============  =============  ==============  ==============


                                                      Accumulated    Subscriptions
                                                       Deficit         Receivable      Total
                                                    --------------  --------------  ----------
   Balance at December 31, 2000                     $ (17,544,770)  $           -   $2,668,131

   Net loss for the year ended December 31, 2001       (2,024,882)                  (2,024,882)
   Cost of litigation to be settled by
     the issuance of common stock                                                      500,000
   Financing cost associated with warrants
     extended and shares issued                                                        140,000
   Issuance of common stock, net of costs                                              559,750
   Issuance of preferred stock net of costs                              (180,000)     315,000
   Issuance of common stock for services
     rendered by third party                                                            14,640
                                                    --------------  --------------  ----------

   Balance at Dec. 31, 2001                           (19,569,652)       (180,000)   2,172,639
   (UNAUDITED)
   Net loss for the six months ended June 30, 2002     (2,113,580)                  (2,113,580)

   Collection of subscription receivable                                  180,000      180,000
   Conversion of preferred stock to common stock                                             -
   Issuance of common stock in settlement of                                                 -
     class action
   Issuance of restricted common stock                                                   4,201

     in lieu of expenses
   Issuance of common stock, net of cost                                               540,000

                                                    --------------  --------------  ----------
     Balance at June 30, 2002                       $ (21,683,232)  $           -   $  783,260
                                                    ==============  ==============  ===========

         The accompanying notes are an integral part of these financial statements
                                               -5-


                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE  A  -  ADJUSTMENTS
-----------------------

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended June 30, 2002 and June 30, 2001,
(b) the financial position at June 30, 2002, (c) the statements of cash flows for the three and six month periods ended June 30, 2002 and June 30, 2001, and
(d) the changes in stockholders' equity for the six month period ended June 30, 2002 have been made. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.


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

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note G, the Company incurred losses of $2,113,580 for the six-month period ended June 30, 2002 and has limited cash reserves, raising substantial doubt as to its ability to continue as a going concern.

As further discussed in Note G, management is seeking additional financing and intends to aggressively market its products, control operating costs and broaden its product base through enhancements of products. The Company believes that these measures may provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.


NOTE  C  -  STOCKHOLDERS'  EQUITY
---------------------------------

At  June  30,  2002,  the  following  1,337,500  warrants, remained outstanding:

     67,500 exercisable at $2.50 through December 31, 2002, (2) 20,000 exercisable at $1.00 through May 2010, (3) 20,000 exercisable at $7.00 through December 2004, (4) 30,000 exercisable at $6.00 through November 2004, (5) 50,000 exercisable at $2.00 through December 2004, (6) 50,000 exercisable at $4.00 through December 2004, (7) 141,000 exercisable at $1.75 (16,000 of which expire December 2004 and 125,000 of which expire December 2002), (8) 41,500 exercisable at $1.80 through July 31, 2004, (9) 207,500 exercisable at $3.00 through July 31, 2004, (10) 55,000 exercisable at $1.20 through September 30, 2004, (11) 100,000 exercisable at $3.00 through November 30, 2002, (12) 100,000 exercisable at $5.00 through November 30, 2002, (13) 300,000 exercisable at $2.00 through December 31, 2005, (14) 75,000 exercisable at $.96 through March 2007, and (15) 80,000 shares  exercisable  at  $1.50  through  December  2004.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

NOTE  C  -  STOCKHOLDERS'  EQUITY  -  CONTINUED
-----------------------------------------------

At June 30, 2002, the Company had employee stock options outstanding to acquire 2,001,000 shares of common stock at exercise prices of $1.04 to $4.00.

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

During the second quarter ended June 30, 2002, the Company issued 8,159 shares of common stock to a customer in lieu of cash.


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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002

The  Company  is  a  party  to  the  following  matters:

1.  AIRNET  COMMUNICATIONS  CORPORATION  VS  AMPLIDYNE,  INC.

AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at June 30, 2002.

2.  ENS  ENGINEERING  VS  AMPLIDYNE,  INC.

The Company was also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid to date. The Company has not received any required documents and releases from ENS.

3.  HIGH  GAIN  ANTENNA  CO.,  LTD.  OF  KOREA

The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint sought damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. A trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company has filed a motion in the Law Division for a new trial and, if the motion is denied, to file an appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. The Company, in its appeal, will argue that the verdict was against the weight of the evidence and that the Court made a number of errors of law in the conduct of the trial. Although the Company is confident in its position, it cannot predict the outcome of the motion for a new trial or the outcome on appeal. Failure by the Company to succeed on the motion for a new trial or on appeal will have a material adverse effect on the Company's financial position and prospects.

4. AMPLIDYNE, INC. V. WAYNE FOGEL, DIGITAL COMMUNICATIONS NETWORK, INC. AND INTERNET NETWORK CORPORATION

On May 30, 2002, the Company sued defendants in the Superior Court of New Jersey, Law Division, Sommerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the federal bankruptcy court for the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  F  -  ASSET  ACQUISITION
------------------------------

In January 2002, the Company entered into an agreement to acquire certain assets of Darwin Networks, Inc. ("Darwin") for $175,000 plus additional contingent payments not to exceed $340,000. Darwin was in the business of installing and maintaining high-speed Internet structures for hotels and residential properties. The assets acquired included equipment not yet installed as well as completed installations in a specified number of hotel properties. Pursuant to the agreement, the Company has the sole and exclusive right (through July 31, 2002, verbally extended through December 31, 2002) to contact and negotiate with each property to either activate or remove the equipment. After a specified number of locations are successfully negotiated (which are covered in the initial purchase price) the Company may continue to contact additional properties and must pay a specified sum for each successful negotiation up to the $340,000 maximum. As of August 14, 2002, the Company has successfully negotiated one property and has incurred no liability to pay any additional sums under the contract.

NOTE  G  -  LIQUIDITY
---------------------

The Company has incurred losses of $(2,113,580) for the six months ended June 30, 2002. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock. Historically, the Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

Management's  plans  for  dealing  with  the  foregoing  matters  include:

     Increasing sales of its high-speed Internet connectivity products through both individual customers and strategic alliances;

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

     Obtaining  financing  through  private  placements,  if  possible;

     Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

     Reducing  overhead  costs  and  general  expenditures.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


NOTE  H  -  SEGMENT  INFORMATION
--------------------------------

The Company does not measure its business activities by segment. Information on the Company's product lines are as follows:

                           Six  Months  Ended  June  30,
                    ----------------------------------------      Year  Ended
Sales-external              2002                  2001         December 31, 2001
-----------------  ----------------------  ------------------  -----------------
Amplifier          $              406,708  $        1,003,677      $1,901,702
Internet
business and
broadband
solutions                         350,240             171,443         303,727
                   ----------------------  ------------------   ----------------
                   $              756,948  $        1,174,620      $2,205,429
                   ======================  ==================   =================


                                                                    December
Inventory                                     June 30, 2002         31, 2001
-----------------                           ------------------  ------------------
Amplifier                                   $        467,765      $   802,964

Internet
business and
broadband
solutions                                            462,562         378,718
                                            ------------------- ------------------

     Total                                  $        930,327      $1,181,682
                                            =================== ==================

                                      -10-

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 2002


                         PART I - FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001.

Net sales for the three month period ended June 30, 2002 were $252,316 while net sales for the three month period ended June 30, 2001 were $756,948. Sales decreased mainly due to the general business conditions of the telecommunications industry.

Sales of amplifiers were approximately 57% of total sales. The Ampwave high-speed wireless Internet products and broadband solutions accounted for approximately 43% of total sales.

Gross margin for the three months ended June 30, 2002 amounted to a loss of ($397,462), including an inventory write-down of $233,995 (loss of 1.6 times sales) compared to $341,180 (gross profit of 48% of sales) for the three months ended June 30, 2001. Excluding the inventory write-down, the gross margin for the three months ended June 30, 2002 was a loss of ($163,467) or 64.8% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products.

Selling, general and administrative expenses were $751,467 and $472,480 for the three months ended June 30, 2002 and 2001, respectively. The increase of $278,987 (59%) is mainly due to: an increase in bad debts of approximately $113,000; and increase in professional fees of approximately $41,000; an increase in staffing at the sales levels (approximately $90,000 increase) and; commissions paid to outside sales reps (approximately $35,000).

Research, engineering, and development costs remained relatively constant for the three months ended June 30, 2002 ($146,719) compared to the corresponding three month period of 2001 ($164,912).

The interest income decreased for the three months ended June 30, 2002 compared to the corresponding period of 2001. The decrease is due to a reduction of funds available for short term investment.

As a result of the foregoing, the Company incurred net losses of ($1,610,800) or ($.17) per share and ($279,499) or ($.04) per share for the three months ended June 30, 2002 and 2001, respectively.

RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001.

Net sales for the six month period ended June 30, 2002 were $756,948 while sales for the six months ended June 30, 2000 were $1,174,620. Sales decreased due to a decline in the Company's sales of cellular amplifier equipment caused mainly due to the general business conditions of the telecommunications industry.
                                      -11-

                                 AMPLIDYNE, INC.
                                  JUNE 30, 2002

Gross margin for the six months ended June 30, 2002 amounted to a loss of ($272,942), including an inventory write-down of $233,995 (a loss of 36% of sales), compared to $425,306 gross profit (36% of sales) for the corresponding six months of 2001. Excluding the inventory write-down, the gross margin for the six months ended June 30, 2002 was a loss of ($38,947) or 5.1% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products.

Selling, general and administrative expenses were $1,236,800 and $865,910 for the six months ended June 30, 2002 and 2001, respectively. The increase of $370,890 (43%) is mainly due to: an increase in bad debts of approximately $113,000; and increase in professional fees of approximately $53,000; an increase in staffing at the sales levels (approximately $101,000 increase); officer salary increases of approximately $30,000; commissions paid to outside sales reps of approximately $35,000 and; aggregate other expense increases of $39,000.

Research, engineering, and development costs remained relatively constant for the six months ended June 30, 2002 ($290,958) from the corresponding six month period of 2001 ($301,191).

Equity-based compensation primarily represents the value of the modification of warrants in 2001.

The Company has provided the cost of the lawsuit by High Gain Antenna Co., Ltd. of Korea (see note E-3) jury verdict of $400,000 in the quarter ended June 30, 2002.

As a result of the foregoing, the Company incurred net losses of ($2,113,580) or ($.23) per share and ($1,392,692) or ($.19) per share for the six months ended June 30, 2002 and 2001, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

At June 30, 2002, the Company had cash and cash equivalents of $36,287 and had working capital of $609,149.

The Company needs to obtain additional financing through private placements in order meet its working capital obligations and fund further development of its business. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. Because of this, as well as the losses and limited cash reserves, there is substantial doubt as to the Company's ability to continue as a going concern. See also Notes B and G regarding liquidity matters.

In connection with the complaint brought by High Gain Antenna Co., Ltd. of Korea, failure by the Company to succeed on the motion for a new trial or on appeal will have a material adverse effect on the Company's financial position and prospects. See Part I - Note E 3.

                                 AMPLIDYNE, INC.
                                  JUNE 30, 2002


PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

See Note E (Nos. 3 and 4) to the Company's financial statements set forth in Part I.

ITEM  2.  CHANGE  IN  SECURITIES

During the second quarter ended June 30, 2002, the Company issued 8,159 shares of common stock to a customer in lieu of cash. The shares were issued in reliance on Section 4(2) of the Securities Act of 1933, as amended.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMPLIDYNE,  INC.

Dated:  August  16,  2002
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