Form 10QSB
period 2002-09-30
AMPLIDYNE INC
filed 2002-11-19
CIK 1016151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002.


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


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of October 31, 2002 was 9,676,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                 THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2002



                                TABLE OF CONTENTS
                                -----------------


PART  I  -  FINANCIAL  INFORMATION
            ----------------------

Item  1           Financial  Statements  (Unaudited):
                  ---------------------

                  Balance  Sheets. . . . . . . . . . . . . . . . . . . . . .1-2

                  Statements  of  Operations . . . . . . . . . . . . . . . . .3

                  Statement  of  Cash  Flows  . . . . . . . . . . . . . . . . 4

                  Statement  of  Changes  in  Stockholder's  Equity  . . . . .5

                  Notes  to  Financial  Statements. . . . . . . . . . . . .6-10

Item  2           Management's  Discussion  and  Analysis  of  Financial
                    Condition  and  Results  of  Operations . . . . . . . 11-12

Item  3           Controls  and  Procedures. . . . . . . . . . . . . . . . . 13


PART  II  -  OTHER  INFORMATION
             ------------------

Item  1.  Legal  Proceedings. . . . . . . . . . . . . . . . . . . . . . . . .14

Item  6.  Exhibits  and  Reports  on  Form  8-K. . . . . . . . . . . . . . . 14

Signatures. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .15

Certification. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 16

Exhibit  99.1. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . 17

                                      AMPLIDYNE, INC.
                                       BALANCE SHEETS

                             ASSETS
                            -------


                                                          September 30,      December 31,
                                                               2002              2001
                                                          ---------------  --------------
CURRENT ASSETS
   Cash and cash equivalents                               $            -  $      697,940
   Accounts receivable, net of allowance
     for doubtful accounts of $143,000 and $131,104 at
    September 30, 2002 and December 31, 2001,
    respectively                                                  168,502         449,190
   Inventories                                                    904,402       1,181,682
   Loan receivable-officer                                         38,892          55,892

   Prepaid expenses and other                                       4,000          23,464
                                                          ---------------  --------------
               Total current assets                             1,115,796       2,408,168

 PROPERTY AND EQUIPMENT - AT COST
   Machinery and equipment                                        723,663         723,663
   Furniture and fixtures                                          43,750          43,750
   Autos and trucks                                                66,183          66,183
   Leasehold improvements                                           8,141           8,141
                                                          ---------------  --------------
     Total                                                        841,737         841,737
     Less:  Accumulated depreciation and amortization             725,411         687,260
                                                          ---------------  --------------
               Net property and equipment                         116,326         154,477


 OTHER ASSETS
   Security Deposits and other non-current assets                  45,068          52,106
                                                          ---------------  --------------
 TOTAL ASSETS                                              $    1,277,190  $    2,614,751
                                                          ===============  ==============


     The accompanying notes are an integral part of these financial statements
                                      -1-

                                       BALANCE SHEETS

                            LIABILITIES AND STOCKHOLDERS' EQUITY
                           -------------------------------------

                                                                               September 30,      December 31,

                                                                                    2002             2001
                                                                               -------------     -------------
 CURRENT  LIABILITIES


      Overdraft                                                                $      13,939     $           -
      Accounts  payable                                                              256,077           121,533
      Accrued  expenses                                                              150,342           131,308
      Current  maturities  of  lease  obligations                                          -             9,271
      Reserve  for  litigation  loss                                                 495,000           180,000
                                                                               -------------     -------------
                          Total  current  liabilities                                915,358           442,112


 COMMITMENTS  AND  CONTINGENCIES

 STOCKHOLDERS'  EQUITY

           Convertible  Preferred  stock  - authorized 100,000
       shares of $.0001 par value;  0  and  55,000  shares  issued and outstanding at September 30, 2002 and December 31,
       2001,  respectively (liquidation preference of $550,000
       at December 31, 2001)                                                               -                 6

           Common stock - authorized, 25,000,000 shares of
       $.0001 par value; shares 9,676,500  and 7,892,661 shares
       issued and outstanding at September 30, 2002 and
       December  31,  2001,  respectively.                                               968               790

      Additional  paid-in-capital                                                 22,465,524        21,921,495

      Subscriptions  receivable  -  preferred  stock                                       -          (180,000)

      Accumulated  deficit                                                       (22,104,660)      (19,569,652)
                                                                                ------------     -------------
                           Total stockholders' equity                                361,832         2,172,639
                                                                                ------------     -------------
 TOTAL  LIABILITIES  AND  STOCKHOLDERS'  EQUITY                                 $  1,277,190     $   2,614,751
                                                                                ============     =============



     The accompanying notes are an integral part of these financial statements

           AMPLIDYNE,  INC.
           STATEMENTS  OF  OPERATIONS


                                                           Three           Three           Nine            Nine
                                                           Months          Months         Months          Months
                                                           Ended           Ended          Ended           Ended
                                                       September 30,    September 30,  September 30,    September 30,

                                                           2002            2001             2002            2001
                                                        ------------    ------------   -------------    -----------
Net Sales                                               $    325,584    $    663,899   $   1,082,532    $ 1,838,519
     Cost of goods sold                                      213,226         409,384       1,243,116      1,158,698
                                                        ------------    ------------   -------------    -----------
       Gross margin                                          112,358         254,515        (160,584)       679,821

     Operating expenses
       Selling, general & administrative                     435,058         449,697       1,671,858      1,315,607
       Research, engineering and development                  98,846         138,480         389,804        439,671
       Equity-based compensation charge                            -               -               -        140,000
       Provision for litigation loss - operating                   -               -         315,000              -
                                                        ------------    ------------   -------------    -----------
       Operating loss                                       (421,546)       (333,662)     (2,537,246)    (1,215,457)

     Other non operating income (expenses)
       Interest income                                           118           7,495           3,170         47,462
       Interest expense                                            -          (3,600)           (932)        (4,464)
       Provision for litigation loss - non-operating               -               -               -       (550,000)
                                                        ------------    ------------   -------------    ------------
     NET LOSS                                           $   (421,428)   $   (329,767)  $  (2,535,008)   $ (1,722,459)
                                                        ============    ============   =============    ============

     Net loss per share - basic and diluted             $      (0.04)   $      (0.04)  $       (0.27)   $      (0.23)
                                                        ============    ============   =============    ============
     Weighted average number of shares outstanding         9,676,500       7,883,672       9,224,931      7,609,173

    The accompanying notes are an integral part of these financial statements

AMPLIDYNE,  INC.
 STATEMENTS  OF  CASH  FLOWS  (UNAUDITED)

                                                                        Three        Three         Nine          Nine
                                                                        Months       Months       Months         Months
                                                                        Ended         Ended        Ended         Ended
                                                                    September 30, September 30, September 30,  September 30,
                                                                         2002         2001           2002         2001
                                                                    ------------  ------------  ------------   ------------
 Cash flows from operating activities:
Net Loss                                                           $   (421,428)  $  (329,767)  $ (2,535,008)  $ (1,722,459)
   Adjustments to reconcile net loss to net cash used
  in operating activities
         Depreciation and amortization                                   12,717       32,805          38,151         98,415
         Litigation loss                                                      -      (550,000)       315,000              -
         Provision for inventory write-down                                   -             -        233,995              -
         Stock compensation charge                                            -      (140,000)             -              -
         Other costs paid with restricted common stock                  138,799             -        143,000              -
         Changes in assets and liabilities
           Accounts receivable                                          183,926       (55,068)       280,688       (239,104)
           Inventories                                                   25,925      (178,390)        43,285       (455,904)
           Prepaid expenses and other assets                                  -         1,686         19,464         94,671
           Accounts payable and accrued expense                         118,634       130,458        153,578         34,345
                                                                    ------------  ------------  ------------   ------------
                Total adjustments                                       480,001      (758,509)     1,227,161       (467,577)
                                                                    ------------  ------------  ------------   ------------
     Net cash used for operating activities                              58,573    (1,088,276)    (1,307,847)    (2,190,036)
                                                                    ------------  ------------  ------------   ------------

     Cash flows from investing activities:
       Loan receivable officer                                           30,000       (10,222)        17,000        (13,225)

       Change in security deposits                                            -             -          7,038              -
       Purchase of property and equipment                                     -          (485)             -         (2,845)

                                                                    ------------  ------------  ------------    -----------
     Net cash used for investing activities                              30,000       (10,707)        24,038        (16,070)
                                                                    ------------  ------------  ------------    -----------

     Cash flows from financing activities:
       Payment of lease obligations                                           -        (3,061)        (9,271)        (9,858)
       Subscriptions receivable preferred stock - net                         -             -        180,000              -
         options and warrants, net of costs                            (138,799)      871,490        401,201      1,397,990
                                                                    ------------  ------------  ------------    -----------
     Net cash provided by financing activities                        (138,799)      868,429         571,930      1,388,132
                                                                    ------------  ------------  ------------    -----------
           NET INCREASE (DECREASE) IN CASH                             (50,226)     (230,554)       (711,879)      (817,974)

     Cash at beginning of period                                        36,287     1,378,722         697,940      1,966,142
                                                                    ------------  ------------  ------------    -----------
     Cash (overdraft) and cash equivalents at end of period         $  (13,939)   $1,148,168    $   (13,939)    $ 1,148,168
                                                                    ============  ============  ============    ===========

     Supplemental disclosures of cash flow information
       Cash paid for:  Interest                                     $        -    $        -    $       932     $       864
                       Income taxes                                          -             -              -               -


    The accompanying notes are an integral part of these financial statements

   AMPLIDYNE,  INC.
   STATEMENT  OF  CHANGES  IN  STOCKHOLDER'S  EQUITY
   FOR  THE  YEAR  ENDED  DECEMBER  31,  2001
   AND  NINE  MONTHS  ENDED  SEPTEMBER  30,  2002


                                                                 Preferred Stock                Common Stock
                                                          -------------------------------  --------------------------
                                                              Shares         Par Value         Shares      Par Value
                                                          --------------  ---------------  --------------  ----------
   Balance at December 31, 2000                                       -   $            -       7,463,841   $      747

   Net loss for the year ended December 31, 2001
   Cost of litigation to be settled by
     the issuance of common stock
   Financing cost associated with warrants
     extended and shares issued                                                                    1,820
   Issuance of common stock, net of costs                                                        415,000          42
   Issuance of preferred stock net of costs                      55,000                6
   Issuance of common stock for services
     rendered by third party                                                                      12,000           1
                                                          --------------  ---------------  --------------  ----------


   Balance at Dec. 31, 2001                                      55,000                6       7,892,661          790

   Net loss for the nine months ended September 30, 2002

   Collection of subscription receivable
   Conversion of preferred stock to common stock                (55,000)              (6)        701,194           70
   Issuance of common stock in settlement of
     class action                                                                                324,486           32
   Issuance of restricted common stock
     in lieu of expenses                                                                           8,159            1
   Issuance of common stock, net of cost                                                         750,000           75
                                                          --------------  ---------------  --------------  ----------


     Balance at September 30, 2002                                    -   $            -       9,676,500   $      968
                                                           ============== ================  =============  ==========

                                                            Additional
                                                             Paid-in       Accumulated     Subscriptions
                                                             Capital         Deficit         Receivable       Total
                                                          --------------  ---------------   --------------  ----------

   Balance at December 31, 2000                           $  20,212,154   $  (17,544,770)  $           -   $      747

   Net loss for the year ended December 31, 2001                              (2,024,882)                           -
   Cost of litigation to be settled by
     the issuance of common stock                               500,000                                             -
   Financing cost associated with warrants
     extended and shares issued                                 140,000                                             -
   Issuance of common stock, net of costs                       559,708                                            42
   Issuance of preferred stock net of costs                     494,994                         (180,000)           6
   Issuance of common stock for services
     rendered by third party                                     14,639                                             1
                                                          --------------  ---------------   --------------  ----------

   Balance at Dec. 31, 2001                                  21,921,495      (19,569,652)       (180,000)         796

   Net loss for the nine months ended September 30, 2002                      (2,535,008)                           -

   Collection of subscription receivable                                                         180,000            -
   Conversion of preferred stock to common stock                    (64)                                           64
   Issuance of common stock in settlement of
     class action                                                   (32)                                           32
   Issuance of restricted common stock
     in lieu of expenses                                          4,200                                             1
   Issuance of common stock, net of cost                        539,925                                            75
                                                          --------------  ---------------   --------------  ----------

     Balance at September 30, 2002                        $  22,465,524   $  (22,104,660)   $          -    $     968
                                                          ==============  ===============   ==============  ===========


         The accompanying notes are an integral part of these financial statements
                                      -5-



                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  A  -  ADJUSTMENTS
-----------------------

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2002 and September 30, 2001, (b) the financial position at September 30, 2002, (c) the statements of cash flows for the three and nine month periods ended September 30, 2002 and September 30, 2001, and (d) the changes in stockholders' equity for the nine month period ended September 30, 2002 have been made. The results of operations for the nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

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

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note G, the Company incurred losses of $2,535,008 for the nine-month period ended September 30, 2002, has no cash reserves and has seen its working capital deteriorate by $1,765,619 to $200,437 since the beginning of the fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

At  September  30, 2002, the following 1,337,500 warrants, remained outstanding:

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002

NOTE  C  -  STOCKHOLDERS'  EQUITY  -  CONTINUED
-----------------------------------------------

At September 30, 2002, the Company had employee stock options outstanding to acquire 2,001,000 shares of common stock at exercise prices of $1.04 to $4.00.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


The  Company  is  a  party  to  the  following  matters:

1.  AIRNET  COMMUNICATIONS  CORPORATION  VS  AMPLIDYNE,  INC.

AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at September 30, 2002.

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

3.  HIGH  GAIN  ANTENNA  CO.,  LTD.  OF  KOREA

The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint sought damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. A trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company has filed a motion in the Law Division for a new trial, which was denied, and has given notice of appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. The Company, in its appeal, will argue that the verdict was against the weight of the evidence and that the Court made a number of errors of law in the conduct of the trial. Although the Company is confident in its position, it cannot predict the outcome on appeal. The Company is in settlement negotiations before the Superior Court of New Jersey, Appellate Division. Although a tentative settlement has been reached, there can be no assurance this matter will be settled on terms favorable to the Company. Failure by the Company to either settle this matter or have a successful appeal, will have a material adverse effect on the Company's financial position and prospects.


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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  F  -  ASSET  ACQUISITION
------------------------------

In January 2002, the Company entered into an agreement to acquire certain assets of Darwin Networks, Inc. ("Darwin") for $175,000 plus additional contingent payments not to exceed $340,000. Darwin was in the business of installing and maintaining high-speed Internet structures for hotels and residential properties. The assets acquired included equipment not yet installed as well as completed installations in a specified number of hotel properties. Pursuant to the agreement, the Company has the sole and exclusive right (through July 31, 2002, verbally extended through October 31, 2002) to contact and negotiate with each property to either activate or remove the equipment. After a specified number of locations are successfully negotiated (which are covered in the initial purchase price) the Company may continue to contact additional properties and must pay a specified sum for each successful negotiation up to the $340,000 maximum. As of November 14, 2002, the Company has successfully negotiated and closed 11 properties and has incurred no liability to pay any additional sums under the contract. In accordance with the terms of the agreement, the Company may continue to negotiate with additional properties up to the limit specified, but may not add additional properties after the expiration date.

NOTE  G  -  LIQUIDITY
---------------------

The Company has incurred losses of $(2,535,008) for the nine months ended September 30, 2002. Additionally, working capital declined by $1,765.619 to $200,437 at September 30, 2002 from $1,966,056 at December 31, 2001. The Company funded operations during this period primarily from the proceeds from privately placed common and preferred stock. Historically, the Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


NOTE  H  -  SEGMENT  INFORMATION
--------------------------------

The Company does not measure its business activities by segment. Information on the Company's product lines are as follows:


                         Nine  Months  Ended  September  30,
                        ------------------------------------    Year  Ended
                                                             December  31,  2001
                                                             -------------------
Sales-external                         2002            2001
--------------                         ----            ----

Amplifier                          $  559,643     $1,564,512     $   1,901,702

Internet
business  and
broadband  solutions                  522,889        274,007           303,727
                                   ----------     ------------   -------------
                                   $1,082,532     $1,838,519     $   2,205,429
                                   ==========     ============   =============

                                                  September 30,      December
                                                  -------------  -------------
                                                       2002         31, 2001
Inventory                                             -------      ---------
---------
 Amplifier                                       $     313,575   $    802,964


 Internet
business and
broadband solutions                                   590,827         378,718
                                                --------------    -------------

     Total                                      $     906,402     $   1,181,682
                                                ==============    =============




NOTE  I  -  SUBESEQUENT  EVENT

Between October 1, 2002 and November 13, 2002, the Chief Executive Officer loaned $90,000 to the Company.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2002


                         PART I - FINANCIAL INFORMATION

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS  OF  OPERATIONS

RESULTS OF OPERATIONS - THREE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2001.

Net sales for the three month period ended September 30, 2002 were $325,584 while net sales for the three month period ended September 30, 2001 were $663,899. Sales decreased mainly due to the general business conditions of the telecommunications industry.

Sales of amplifiers were approximately 47% of total sales. The Ampwave high-speed wireless Internet products and broadband solutions accounted for approximately 53% of total sales.

Gross margin for the three months ended September 30, 2002 amounted to $112,538(35% of sales) compared to $254,515 (38% of sales) for the three months ended September 30, 2001. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products.

Selling, general and administrative expenses were $435,058 and $449,697 for the three months ended September 30, 2002 and 2001, respectively. The decrease of $14,639 (3%) is mainly due to: an increase in bad debts of approximately $228,000 offset by substantial staff reductions and reductions in professional fees.

Research, engineering, and development costs declined substantially for the three months ended September 30, 2002 ($98,846) from the corresponding three month period of 2001 ($138,480) with the decrease of approximately $40,000 principally related to staff cutbacks.

The interest income decreased for the three months ended September 30, 2002 ($118) compared to $7,495 for the corresponding period of 2001. The decrease is due to a reduction of funds available for short term investment.

As a result of the foregoing, the Company incurred net losses of ($421,428) or ($.04) per share and ($329,767) or ($.04) per share for the three months ended September 30, 2002 and 2001, respectively.


RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2002 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2001.

Net sales for the nine month period ended September 30, 2002 were $1,082,532 while sales for the nine months ended September 30, 2000 were $1,838,529. Sales decreased due to a decline in the Company's sales of cellular amplifier equipment caused mainly by the general business conditions of the telecommunications industry.

                                 AMPLIDYNE, INC.
                               SEPTEMBER 30, 2002


Gross margin for the nine months ended September 30, 2002 amounted to a loss of ($160,584), including an inventory write-down of $233,995 (a loss of 15% of sales), compared to $679,821 gross profit (37% of sales) for the corresponding nine months of 2001. Excluding the inventory write-down, the gross margin for the nine months ended June 30, 2002 was $73,411 or 6.8% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products.

Selling, general and administrative expenses were $1,671,858 and $1,315,607 for the nine months ended September 30, 2002 and 2001, respectively. The increase of $356,251 (27%) is mainly due to: an increase in bad debts of approximately $324,000 with year to date increases in certain expenses prior to the 3rd quarter, offset by staffing cutbacks and other overhead reductions in the 3rd quarter.

Research, engineering, and development costs declined for the nine months ended September 30, 2002 ($389,804) from the corresponding nine month period of 2001 ($439,671) with the decrease of approximately $51,000 principally related to staff cutbacks.

Equity-based compensation primarily represents the value of the modification of warrants in 2001.

The Company has provided for the cost of the lawsuit by High Gain Antenna Co., Ltd. of Korea (see note E-3) jury verdict of $400,000 in the quarter ended June 30, 2002.

As a result of the foregoing, the Company incurred net losses of ($2,535,008) or ($.27) per share and ($1,722,549) or ($.23) per share for the nine months ended September 30, 2002 and 2001, respectively.


LIQUIDITY  AND  CAPITAL  RESOURCES

At September 30, 2002, the Company had no cash or cash equivalents and working capital has declined to $200,437 from $1,966,056 at December 31, 2001, a decrease of $1,765,619. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.


The Company needs to obtain additional financing through private placements in order meet its working capital obligations and fund further development of its business. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. See also Note G regarding liquidity matters.

In connection with the complaint brought by High Gain Antenna Co., Ltd. of Korea, failure by the Company to favorably settle with the plaintiff for an amount substantially lower than the jury verdict judgment will have a material adverse effect on the Company's financial position and prospects. See Part I - Note E 3.

                                 AMPLIDYNE, INC.
                               SEPTEMBER 30, 2002

ITEM  3          CONTROLS  AND  PROCEDURES.

(a)     Evaluation  of  Disclosure  Controls  and  Procedures.
        -----------------------------------------------------

Within the 90 days prior to the date of this report, Amplidyne, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company.

(b)     Changes  in  Internal  Controls.
        -------------------------------

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of my most recent evaluation.

                                 AMPLIDYNE, INC.
                               SEPTEMBER 30, 2002



PART  II  -  OTHER  INFORMATION

ITEM  1.  LEGAL  PROCEEDINGS

See  Note  E  to  the  Company's  financial  statements  set  forth  in  Part I.



ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K


(b) The Registrant filed a Current Report of Form 8-K on July 17, 2002, disclosing the resignation of Michael Lawrence, the Registrant's former President and Chief Operating Officer.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   AMPLIDYNE,  INC.


Dated:  November  18,  2002
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

   CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING OFFICER
                   PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

     I,  Devendar  S.  Bains,  Chief  Executive Officer and Principal Accounting
Officer  of  Amplidyne,  Inc.  (the  "Company")  do  hereby  certify  that:

     1.  I  have  reviewed  this quarterly report on Form 10-QSB of the Company;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the period presented in this quarterly report.

     4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to me by others within the Company, particularly during the period in which this quarterly report is being prepared;

          (b) evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

     5. I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Company's internal controls; and

     6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



                                /s/Devendar S. Bains
                                -----------------------
                                Devendar S. Bains
                                Chief Executive Officer and Principal Accounting Officer

November  18,  2002