Form 10KSB
period 2002-12-31
AMPLIDYNE INC
filed 2003-04-15
CIK 1016151

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                   For the fiscal year ended December 31, 2002


                           Commission File No. 0-21931

                                 AMPLIDYNE, INC.
             (Exact name of registrant as specified in its charter)

             Delaware                                     22-3440510
             --------                                     ----------
(State of or other jurisdiction                (IRS Employer Identification No.)
of incorporation or organization)

         59 LaGrange Street
         Raritan, New Jersey                                 08869
         -------------------                                 -----
(Address of Principal Executive Offices)                   (Zip Code)


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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

     Issuer's revenues for its most recent fiscal year were $1,613,732

     The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2003, was approximately $592,281

     Number of shares outstanding of the issuer's common stock, as of March 31, 2003 was 9,676,500.

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

     The Company has also refined amplifier products for the 3.5 GHZ digital data transmission systems that are presently being deployed by some major OEM's in North America. The Company also refined its amplifier products such as the MINI amplifier for its high-speed wireless Internet products. The Company has had its test site in Sparta New Jersey under continuous operation for more than 3 years. The Company has been able to get reliable and successful service under various and severe weather including rain and snow.

     In the year 2002,the Company experienced a considerable downturn in its overall business due to the general decline in the Telecommunications Industry as well as slow down in demand for its High Speed Internet products, due to prevailing economic conditions. Sales in the first three quarters were particularly down, only the fourth quarter showed a recovery for us. Sales in the fourth quarter were $550,00 (33% of sales for the year 2002). The first three quarters generated sales totaling $1,063,732, compared to $1,838,519 for the same period in 2001, a decrease of 42% from 2001. The Company increased its sales and marketing and support team for the High Speed Wireless Internet products, but due to market conditions the sales did not increase significantly in the first three quarters. Therefore the Company began to aggressively reduce staff and expenditures in the third and fourth quarters. The Company was unable to raise any additional funds and as a result the Company has been operating under severe cash flow conditions since the middle of the third quarter of 2002.

     Amplidyne has several products covered by a patent issued by the United States Patent and Trademark Office for Pre-Distortion and Pre-Distortion Linearization which, the Company believes, is very effective in reducing distortion, in amplifiers. In addition to Company's product line of single channel power amplifiers, which are currently utilized by the wireless communications industry, the Company also develops, designs and manufactures Multi-carrier Linear Power Amplifiers ("MCLPAs"). MCLPAs combine the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii) established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology, which amplifies many channels with minimal distortion at the same time with one product.

High Speed Wireless Internet Products

     In 1999 the Company made its entry into the emerging wireless Internet access market with new products in the ISM license exempt operating band (2.4 to
2.4835 GHz). The line of spread spectrum radio products has been expanded to provide complete solutions, with designs for indoor, outdoor and hybrid indoor/outdoor network coverage including point-to-point and point-to-multi-point configurations.

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

     The Company designs outdoor solutions specifically targeted to the ISP market which consist of point-to-point backbones for the networks and point-to-multi-point access to wireless clients. ISP's can order complete turn-key systems for various applications or components for expansion and concentration of existing networks. During 2002, Amplidyne continued offered its "ISP in a Box" complete network start-up kit for deployment to ISPs.

     The Company also expanded its LAN products to include a new access points, refined gateway and high power PCMCIA radio card to support its indoor market development and penetration into Multi-Dwelling Units ("MDUs"). The use of discreet antennas and intelligent amplifiers has proved especially effective in providing ubiquitous coverage in tall buildings, large atriums, and sprawling campus applications. The SOHO package was also refined in 2002 to quickly and easily implement simple home and small office networks without professional installation or maintenance.

     In light of the events of 2002,particularly the downsizing of the Company and serious cash flow constraints during the year, the Company will need to re-evaluate its products and future marketing strategy during 2003.

Historical

     The Company was incorporated on December 14,1995 pursuant to the laws of the State of Delaware as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. The Company was organized to effectuate a reincorporation of Amplidyne-NJ with and into the Company on December 22, 1995. The Company maintains its executive offices at 59 LaGrange Street, Raritan, NJ 08869 and its telephone number is
(908) 253-6870. The Company completed its initial public offering of 1,610,000 Units (each Unit consisting of one (1) share of Common Stock and one (1) Redeemable Common Stock Purchase Warrant ("Warrants")) in January 1997 pursuant to firm commitment underwritten offering. The offering price was $5.10 per Unit. The Warrants were redeemed in May 2000. Prior to redemption, 124,871 Warrants were exercised. The Common Stock trades on the NASD OTC Bulletin Board under the symbol AMPD.OB.

Forward Looking Statements

     Certain information contained in this Annual Report is forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended). Factors set forth that appear with the forward-looking statements, or in the Company's other Securities and Exchange Commission filings, could affect the Company's actual results and could cause the Company's actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company in this Annual Report. In addition to statements, that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "estimate," "project," "may," "will," "should," continue," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in the Company's reports and registration statements filed with the Securities and Exchange Commission, including the risks described in Part I-Risk Factors. Such potential risks and uncertainties include, but are not limited to: the ability to increase revenues and reduce operating losses; the successful deployment and sale of products; the successful distribution of our products in the marketplace; the successful expansion of business with sales made by ISPs; managing expansion; dependence on a limited number of customers; reductions, delays or cancellations in orders from new or existing customers; potential deterioration of business and economic conditions in the Company's customers marketplaces; new product development and product obsolescence; potential deterioration of the Company's customers credit quality due to deteriorating economic conditions in the Company's customers marketplaces; a limited number of potential customers; intensely competitive industry with increasing price competition; successful development of strategic partnerships globally; reliance on certain key personnel; variability in gross margins on new products and resulting impacts on operating results; continued success in the design of new products and the ability to manufacture in quantity such new products; continued favorable business conditions and growth in the wireless communications market; and dependence on certain suppliers for single-sourced components. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and the Company believes that such comparisons cannot be relied upon as indicators of future performance. Due to the foregoing factors, the Company believes that period-to-period comparisons of its operating results are not necessarily meaningful and that such comparisons cannot be relied upon as indicators of future performance. Additionally, the Company undertakes no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.


Wireless Local Loop Amplifier Products

     The Company has continued to refine its wireless local loop amplifier products during 2002. These products operate in the NMT 450 band. The Company designed a prototype amplifier for the 3.5 GHz band for a major North American OEM customer during 2000 and refined the products during 2001, and has been manufacturing products during 2002. The Company expects to obtain future orders for its NMT450 and 3.5GHz amplifiers during 2003 as systems get deployed.

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

     The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 GHz and 3.5 GHz wireless local loop amplifiers and the NMT-450 products. As a result of these developments, the Company has continued to obtain orders for these products from its customers, including major OEMs and expects to continue to do so in 2003.

     The Company's satellite amplifier products are used to amplify the signal, which is being transmitted from the ground up to the satellite. The manufacturers of satellite communications equipment operate in commercial markets such as television broadcast services and commercial military communications. Amplidyne has also provided amplifiers for terrestrial radio systems, which are used, for television and audio signal transmission.

Company Strategy

     Utilizing its proprietary, patented technology and experience in interference cancellation, the Company is pursuing a strategy, focused on the need of cellular, wireless local loop and PCS system operators, to develop technologically advanced amplifier based products. The Company has recently developed products which address the technical issues faced by such system operators  as a  result  of the  spots  of  growth  in  wireless  telephone  use
(cellular, NMT-450 and wireless local loop) particularly in developing countries, while a general downward trend has remained in the Telecommunications market.

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

     The  Company's   business   strategy  focuses  primarily  on  the  wireless
communication market and consists of the following elements:

     Wireless Internet Products. The Company's high-speed wireless Internet products have been successfully deployed since 1999. Our wireless Internet products are aimed at four market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, (d) Small Office/Home Office (SOHO),

     Increase Penetration of Wireless Equipment Manufacturers. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its 3.5 GHz and 450 MHz single and multichannel products to OEM's during 2002. The Company intends to pursue this market segment during 2003. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.


     Maintain a Technology Edge. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented pre-distortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to maintain resources in research and development associated with its interference cancellation technologies. The Company has continued its development on 3.5GHz, NMT-450, 3G (Third Generation) amplifiers and wireless local loop products during 2002.

     Develop Innovative Proprietary Products. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative, and which are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products, which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and product requirements and develops products for the NMT-450, 3G (Third Generation) and wireless local loop markets.

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

The Amplidyne Advantage

     The Company believes that its products have several features, which differentiate them from those of its competitors, such as:

     The Predistortion Solution. Utilizing its proprietary technology the Company can obtain significant distortion reduction in its core amplifiers. This enables the pre-distorted amplifier to have feed forward correction (which is described below, see "Technology") applied to it to achieve distortion cancellation.

     Superior Distortion and Spurious Cancellation Resulting in Ultra Linear High Power Amplifiers. The Company believes the use of MCLPAs is critical in the implementation of new cellular systems and upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. Amplidyne has developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers. . The Company's single channel amplifiers have also been well received in the industry, however, the Company has experienced more competition in this area. The Company is seeking to position itself to be a viable source in this area. The Company constantly monitors such situations and will employ resources to explore such opportunities, as financing permits.

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

     The Company has several products covered by a patent issued by the United States Patent and Trademark Office, which we believe, gives us a significant advantage over our competitors.

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

     We intend to refine our products as needed and in a timely fashion in order to obtain market share.

     High Quality, Reliability and Customer Support. The Company believes that the power amplifier in cell sites historically has been the single most common point of equipment failure in wireless telecommunications networks. Increasingly reliable power amplifiers, therefore, will improve the level of service offered by wireless service providers, while reducing their operating costs. In addition, MCLPAs eliminate the need for high-maintenance; tunable cavity filters that should further reduce costs.

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

     Because cellular operators are allocated a small RF spectrum and certain channels, it is necessary to make efficient use of the spectrum to enable optimum system capacity. By amplifying all channels with minimum distortion at the same time, rather than inefficient use of single channel amplification, one obtains better system capacity. A MCLPA combines the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. These MCLPAs require less space than multiple single channel amplifiers and their corresponding tunable cavity filters, which reduce the size and cost of a base station.

     MCLPAs create distortion products, which can cause adjacent channel interference. The minimization of these distortion products requires sophisticated technology. This is accomplished through interference cancellation techniques such as "predistortion" and "feed forward" accompanied by highly advanced control and processing technology. The Company has developed certain proprietary technology and methods to achieve minimal distortion in its amplifiers, technically called predistortion and feed forward correction. The Company uses three distinct technologies (A) Linear class A and AB amplifiers, (B) Predistorted class A and AB amplifiers and (C) Predistortion feed forward amplifiers. The Company's proprietary leading edge products contain patented predistortion and proprietary feed forward technology combined in a proprietary automatic correction technique.

     All amplifiers create distortion when they are run at a high power level. In an ideal case the output of the amplifier would faithfully reproduce the input signal without any distortion. In real life, however, distortion characteristics are produced. These distortion products can cause interference with another caller's channel, which in turn produces poor call quality. By using a simple, patented technology, Amplidyne recreates the distortion for the amplifier in such a manner to cancel the interference signals.

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

Markets

     The market for wireless communications services has grown substantially during the past decade as cellular wireless local loop, PCS and other new and emerging applications (such as W-CDMA) have become increasingly accessible and affordable to growing numbers of consumers. The growth of these markets has decreased substantially over the last year or so, decreasing the demand for the Company's products, although the Company cannot predict trends in these markets.

     Cellular Market. The market for cellular communications still accounts for a fairly large portion of the wireless services. The general downturn in this segment decreased demand for amplifier products during 2002.

     Wireless Local Loop. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone and Data communication services. In certain developing countries, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wireline telephone systems. The Company designs, manufactures and markets MCLPAs and single channel amplifiers for infrastructure equipment systems in the wireless local loop market in the 2 and 3.5 GHz bands.

     Wireless Internet Access Market. The Company's products are aimed at four market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, (d) Small Office/Home Office (SOHO).

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

o Multicarrier Linear Power Amplifiers (MCLPAs). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPAs) whether they are being used for cellular, PCS or 3G (Third Generation) local loop applications. Amplidyne designs and manufactures these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that Amplidyne's products with its patented pre-distortion technology; core linear amplifier technology and proprietary feed forward technology achieve all of the objectives mentioned above. Amplidyne's MCLPAs are a unique line of ultra linear devices, which utilize a proprietary pre-distortion and phase locked feed forward architecture.

o Wireless Internet Products. The Company's wireless Internet products operate in the 2.4 GHz ISM band using Direct Sequencing Spread Spectrum technology.

o High Power Linear Amplifiers. Amplidyne's product line of linear amplifiers have a high third order intercept point, which translates to better call quality. These high power amplifiers are supplied as modules or plug in enclosures. The communication bands available are NMT-450, AMPS, TACS, ETACS and PCS. The output power ranges from 1 to 200 Watts. These amplifiers can be used in instances where service providers only need a single transmit channel.

o 3G (Third Generation) Amplifier Development. The Company held a live demonstration of its 4channel ultra-linear 3G amplifier at the CTIA expo in March of 2002.Deployment of this Technology has been delayed; the Company is maintaining contact with its customers for future opportunities.

o Local Loop and Mini Cell Amplifiers. Local loop and mini cell amplifiers are designed with a proprietary circuit to achieve a high IMD specification, which translates to better call quality through the mini cell. These amplifiers can be ordered as modules or in a rack configuration.

o Low Noise Amplifier, Cellular, PCN, PCS, GSM. Amplidyne's low noise amplifiers are manufactured with a mix of silicon and GaAsFET devices. These amplifiers offer the user the lowest noise and the highest intercept point, while maintaining good efficiency. Received calls at a base station are low in level due to the fact that hand held cellular phones typically operate at half a watt power level. This weak signal has to be amplified clearly which is done by using Amplidyne's low noise amplifier. All amplifiers undergo a 72-hour burn-in period to ensure reliable filed operation.

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

Backlog/Future Orders

     The Company regularly reviews its backlog (which includes projected future orders from customers) that it expects to ship over the next 12 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, the decline in the Telecommunications industry resulted in low activity in the first three quarters of 2002. Only the fourth quarter showed somewhat of a recovery for sales of our products. The outlook for 2003 has improved, however some uncertainty remains to the extent of the recovery and its sustainability. This uncertainty may lead to postponement or cancellation of future or current orders. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, the Company has been focusing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

     As of December 31, 2002, the Company had signed purchase orders for approximately $500,000. The Company expects to ship these products during the first quarter of 2003. In the present state of the Telecommunications Industry there is a reluctance of companies to commit to large blanket orders. We expect to see this trend, of just in time orders, to continue during 2003. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period. The Company expects sales to improve during the first half of 2003 as compared to the half of 2002.

     The Company expects to continue to ship products to its major OEM customers during 2003 at the levels or above the levels of 2002.

     The acquisition of certain of the Darwin assets in 2001 (which included access to hotels) and the Company venturing into the "hospitality" market in 2001 was new to the Company and turning this venture into a success depended largely on the Company being able to dispose of some of the assets rapidly in a "bulk" sale. The value of some of these assets has decreased with time. These products are being sold under the Ampwave product line.

Customers, Sales & Marketing

     Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 2001 and 2002.

                  Net Revenues By Market Categories
                                            (In thousands)
                                                           Year Ended
                                                           December 31,
                                                         ---------------
                                                         2001       2002
                                                         ----       ----
Amplifier Markets
 Cellular Analog and digital                           $  267.5      264.5

 Wireless Telephony                                     1,361.3      711.1
 Satellite Communications, Custom and other Products      170.0       57.0
 Digital PCS  Products                                        0          0
Ampwave Market
 Wireless Internet Products. And Broadband solutions      406.2      581.0
         Total                                         $2,205.0   $1,613.6


Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry have decreased from approximately 62% of total revenues for fiscal year end 2001 to approximately 44% of total revenue for the fiscal year end 2002.

     *    Wireless  Internet  and  Broadband  solutions.   The  Company  shipped
          products to its customers in 2002 with total sales for the year of $581,613, which accounts for approximately 36% of total revenues. The Company sold some of its Darwin Hotel assets and inventory during 2002.

     * International Sales. Sales of wireless products outside the United States (primarily to Western Europe and Canada represented approximately 81% and 62% of net sales during fiscal 2001 and fiscal 2002, respectively.

     * Sales and Marketing. The Company reduced its sales and marketing force considerably during 2002.The Company's officers and sales and marketing consultants maintain significant contact with key customers, ensuring close technical liaison with customer engineers and purchasing managers. The Company's High Speed Wireless Internet products generated sales of approximately 36% of total revenues for 2002.

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

     The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company expects to experience significant price competition, which could have a materially adverse effect on gross margins. Certain of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or downturns in the power amplification market. Currently, the Company competes primarily with non-captive suppliers of power amplification products. The Company believes that its competition, and ultimately the success of the Company, will be based primarily upon service, pricing, reputation and the ability to meet the delivery schedules of its customers.

High Speed Wireless Internet Products

     The Company has targeted its products to segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, and (d) Small Office/Home Office (SOHO). The Company first derived significant revenue from these products during 2001, and this market accounted for approximately 36% of the total sales for the year 2002.

The Company has relied on being able to work strategically with its partners and consultants, as well as its own engineers to develop and refine its products. The Company has taken some risks in introducing products to certain sectors by providing samples and system trials, which in certain cases may not result in revenues. The vast majority of ISP's are in need of capital to grow their businesses and in certain cases may not be able to obtain such financing.

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

     The Company currently utilizes discrete circuit technology on printed circuit boards, which are designed by the Company and provided by suppliers to the Company's specifications. All transistors and other semiconductor devices are purchased in sealed packages ready for assembly and testing. Other components such as resistors, capacitors, connectors or mechanical supported subassemblies are also manufactured by others. Components are ordered from suppliers under master purchase orders with deliveries timed to meet the Company's production schedules. As a result, the Company maintains a low inventory of components, which could result in delay in production in the event of delays in such deliveries.

     The Company purchased automated surface mount machinery ("SMT") to enhance its manufacturing ability for amplifiers as well as wireless internet products, which was installed during the first quarter of 2000. The equipment has provided improved efficiency in production and faster turn around for certain products. The Company has started to manufacture some of the products for its High Speed Wireless Internet products.

     The Company manufacturers some of its High Speed Wireless Internet products and amplifiers in its New Jersey facility and the rest in offshore facilities, which are ISO 9001, certified.

Research, Engineering and Development

     The Company's research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

     The Company has historically devoted a significant portion of its resources to research, engineering and development programs The Company's research, engineering and development expenses in fiscal 2001 and 2002 were approximately $593,823 and $406,614, respectively, and represented approximately 27% and 25%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for 3Gand refinements to its bi-directional amplifier, Client Base Station, ISP Base Station and Microcell for its wireless internet systems and other high speed wireless internet products. During the third and fourth quarters of 2002 the Company significantly reduced its costs by staff and consulting reductions.

     During the first half of 2002, the Company was able to maintain its research and development costs by being able to develop significant products in house, thereby, minimizing commitments to outside suppliers and consultants. The Company did, however, incur consulting fees regarding the development of the High Speed Wireless Internets Products.

     The Company uses the latest equipment and computer aided design and modeling, solid-state device physics, advanced digital signal processing ("DSP") and digital control systems, in the development of its products in the specialized engineering and research departments.

     The Company uses a CAD environment employing networked workstations to model and test new circuits. This design environment, together with the Company's experience in interference cancellation technology and modular product architecture, allows the Company to rapidly define, develop and deliver new and enhanced products and subsystems sought by its customers.

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

     The Company's customers must obtain regulatory approval to operate their base stations. The United States Federal Communications Commission ("FCC") has regulations that impose more stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that the Company's customers will comply with such regulations, which could materially adversely affect the Company's business, financial condition and results of operations. The Company manufactures its products according to specifications provided by its customers, which specifications are given to comply with applicable regulations. The Company does not believe that costs involved with manufacturing to meet specifications will have a material impact on its operations. There can be no assurances that the adoption of future regulations would not have a material adverse affect on the Company's business.

Employees

     As of December 31, 2002, the Company had a total of 14 employees, 9 in operations, 2 in engineering, 3 in administration; the Company employs 2 consultants in sales andmarketing. The employee headcount was reduced significantly in the third and fourth quarters of 2002, from 33 employees and 3 consultants during the second quarter, to the present levels. The Company believes its future performance will depend in large part on its ability to retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

     We believe it is important to communicate our expectations to our investors. There may be events in the future, however, that we are not accurately able to predict or over which we have no control. The risk factors listed below, as well as any cautionary language in or incorporated by reference into this Annual Report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our company, you should be aware that the occurrence of any of the events described in the risk factors below, elsewhere in or incorporated by reference into this Annual Report and other events that we have not predicted or assessed could have a material adverse effect on our earnings, financial condition or business. In such case, the trading price of our securities could decline and you may lose all or part of your investment.

We Have a Recent History of Losses and Expect Losses to Continue. We have incurred net losses of $2,024,882 and $2,380,027 for the years ended December 31, 2001 and 2002, respectively. These losses were due, in large part, to the research, engineering and development costs associated with the creation of our line of multicarrier linear power amplifiers, sales and marketing efforts and high speed wireless internet products and stock compensation costs for the use of stock or stock options to obtain services or to obtain financing. We have made commitments to vendors to purchase hardware for use in our wireless internet systems. We may need to cancel such orders, and the inability to do so may result in material losses to the company. We expected to have increased sales in this area to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. The need for high bandwidth products may lead to rapid product obsolescence. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit$21,949,679 as of December 31,2002.

     Other factors may cause us to incur additional losses. We have experienced a down turn in our amplifier and High Speed Wireless Internet Access business due to the worldwide recession in the telecommunications market, and general lack of funding to Wisp's and corporate spending restraints. We may also not be able to sell-off certain of our Darwin assets or inventory, which will further contribute to our losses (or lower sales). We need to update our high speed wireless internet access products and amplifier products, but may not be able to accomplish this given the losses we have sustained and the capital that is required. Finally, we may not be able to collect certain Ampwave receivables, which will further cause us to sustain additional losses. In addition, we lost a lawsuit in May 2002 (See Risk Factors - We lost a lawsuit which brought a jury verdict against us and will need to use funds to make the required settlement payments, which will have an adverse effect on our cash position.

The report from our independent auditors includes an explanatory paragraph regarding the doubt of the Company to continue as a going concern. The auditors' report on the Company's financial statements for the year ended December 31, 2002 includes an explanatory paragraph stating that our losses, lack of cash and otherwise limited financial resources raise substantial doubt about our ability to continue as a going concern. The risk that we may not be able to continue in existence may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We Will Require Additional Financing. We believe that collections of our current accounts receivable and sales in 2003, together with loans from an officer, will be adequate to fund our operations for at least three to four months. However, we will require additional financing during fiscal 2003. We have considerable accounts payable and accrued professional fees, which have aged considerably and need to be paid to avoid further undesirable collection action by vendors or even litigation. We have issued our common stock, when available to us, in lieu of cash payment of officer's salaries, commissions and consulting fees, although we may not be able to continue this practice. If additional financing is needed, we cannot be sure that such financing will be available to us on acceptable terms or at all. If adequate funds are not available, we will have to further reduce our operations, resulting in delays, scale back or elimination of our research, engineering and development or manufacturing programs, or we may have to cease operation entirely. To raise funds through arrangements with partners or others may require us to relinquish rights to certain of our technologies, potential products or other assets. Thus, our inability to obtain the necessary financing will have a material adverse effect on our business, financial condition and operations.

Terrorist Attacks Or Acts Of War May Seriously Harm Our Business. Terrorist attacks or acts of war may impact our revenues, expenses and financial condition. The terrorist attacks that took place in the United States on September 11, 2001 were unprecedented events that have created many economic and political uncertainties, some of which may materially and adversely affect our business, results of operations, and financial condition. The potential for future terrorist attacks, the national and international responses to terrorist attacks, and other acts of war or hostility have created many economic and political uncertainties, which could materially and adversely affect our business, results of operations, and financial condition in ways that we currently cannot predict.

We Lost a Lawsuit, Which Brought a Jury Verdict Against Us. In connection with the complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co. Ltd. of Korea, a trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against us for $400,000. A settlement was reached, whereby we agreed to pay $200,000 in cash and to issue 700,000 shares of common stock. $75,000 has been paid to date and $25,000 is required to be paid quarterly until the balance is paid in full. If Amplidyne fails to make any payment when the same is due or within the fifteen
(15) day cure period, then High Gain shall have the right to execute on the outstanding balance due under the $400,000 judgment, after crediting the value of the shares of stock transferred which shall be valued at $105,000 and crediting all payments made. High Gain will also be able to levy and execute its judgment, which will have an adverse effect on the company and may jeopardize our ability to continue to operate.

     Our Success Relies Upon The Growth of Wireless Telecommunications Services. The demand for our products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers and our high speed wireless internet access products. During 2002 a major downturn occurred in the Telecommunications market and recovery may not occur for a year or two, therefore the demand for our products will remain subject to great uncertainty from quarter to quarter.

     Our Limited Lack of Automated Manufacturing Processes and Our Dependence on Third Party Manufacturers Could Adversely Affect Our Business. We have consistently reviewed our automated manufacturing needs in order to control our production schedule. To date, we have not established a fully automated manufacturing facility although we have purchased an automated surface mount machine and reflow process oven. Our wireless internet products are manufactured at offshore facilities, which are our sole suppliers. Until such time as we are able to establish such facilities, we expect to be dependent on third party manufacturers. We cannot be sure that these third party manufacturers will be able to fulfill our production commitment. Furthermore, we do not have written agreements with these manufacturers. Our inability to obtain timely deliveries of acceptable assemblies could delay our ability to deliver products to our customers, and would have a material adverse effect on our business, financial condition and results of operations. In addition, if these manufacturers increase their production costs, we may not be able to recover such cost increases under the fixed price commitments with our customers.

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

     Our Success Will Rely On Our Ability To Enter Into Strategic Partnerships. We are currently developing and expect to continue to develop strategic partnerships and other relationships in order to expand our business. The failure to successfully develop such relationships could have a material adverse effect on our business, financial condition and result of operations.

     Our Success Relies on a Small Number of Customers and Our Sales Orders Have Had a High Degree of Delays and Cancelled Orders. In 2001, approximately 74% of our net sales were derived from two customers (62% and 12%). In 2002, approximately 62% of our net sales were derived from two customers (44% and 18%). In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers, we anticipate that sales of our products to relatively few customers will account for a majority of our 2003 revenues. . The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

     Our Limited Marketing Experience (Particularly for our High Speed Wireless Internet Products), May Adversely Affect Our Business. We are not sure whether our marketing efforts will be successful or that we will be able to maintain competitive sales and distribution capabilities. In addition, we have limited experience in the marketing and sales of our wireless internet products, and cannot be certain that this sector will grow in revenue as expected, particularly with our reduced staff levels.

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

     We May Not Be Able To Comply In A Timely Manner With All Of The Recently Enacted Or Proposed Corporate Governance Provisions. Beginning with the enactment of the Sarbanes-Oxley Act of 2002 in July 2002, a significant number of new corporate governance requirements have been adopted or proposed. Although we currently expect to comply with all current and future requirements, we may not be successful in complying with these requirements at all times in the future. In addition, certain of these requirements will require us to make changes to our corporate governance practices. For example, one Nasdaq proposal (which may become applicable to companies listed on the OTC Bulletin Board, or its successor, the BBX Exchange) under review by the Securities and Exchange Commission will require that a majority of our Board of Directors be composed of independent directors by our 2004 Annual Meeting of Stockholders. Currently, two of the members of our Board of Directors are considered to be independent. We may not be able to attract a sufficient number of directors in the future to satisfy this requirement, if enacted and if it becomes applicable to our Company. Additionally, the Commission recently passed a final rule that requires companies to disclose whether a member of their Audit Committee satisfies certain criteria as a "financial expert" We currently do not have an Audit Committee member that satisfies this requirement and, we may not be able to satisfy this, or other, corporate governance requirements at all times in the future, and our failure to do so could cause the Commission or Nasdaq to take disciplinary actions against us, including an action to delist our stock from the OTC Bulletin Board or any other exchange or electronic trading system where our shares of common stock trade.

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

     Our Business Will Be Adversely Affected if We Do Not Keep Up With the Internet's Rapid Technological Change, Evolving Industry Standards and Changing User Requirements. To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used for Internet access. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or user requirements, our business could be materially adversely affected. Significant issues concerning the commercial use of Internet technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of businesses relying on the

Internet. Our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us is the need to:

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

     Risks Associated with Sales Outside of the United States May Adversely Affect Our Business. International sales represented approximately 85% and 66% of our net revenues for the years ended December 31, 2001 and 2002, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

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

     We Are Dependent Upon Management and Technical Personnel. Our success is highly dependent upon the continued services of Devendar Bains, our Chief Executive Officer .The employment agreement terminates April 30, 2005 and contains certain covenants not to compete against our company following termination of employment with our company. We have obtained key man insurance on the life of Mr. Bains in the amount of $1,000,000. We cannot be sure whether we will be able to replace. Mr. Bains if his services become unavailable or, whether the proceeds of such insurance would be adequate to compensate us for the loss of his services.

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

     We Do Not Plan To Pay Dividends On Our Common Stock. We have never paid any dividends on our common stock and do not intend to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize in the foreseeable future will be retained to finance our growth.

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

     We are subject to Federal, state and local governmental regulations relating to the storage, discharge, handling, emissions, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe that we are currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines on our company, suspension of our production, alteration of our manufacturing process, cessation of our operations or other actions, which could materially and adversely affect our business, financial condition and results of operations.

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


     Penny Stock Regulations May Impose Certain Restrictions on Marketability of Our Securities. The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price of less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Since our common stock is listed on The NASD OTC Electronic Bulletin Board, it is subject to the definition of "penny stock and is subject to the "penny stock" rules. These rules impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse). For transactions covered by these rules, the broker-dealer must:

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

     There Are Risks Associated With Our Stock Trading On The NASD OTC Bulletin Board Rather Than A National Exchange. There are significant consequences associated with our stock trading on the NASD OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

o    Limited release of the market prices of our securities;
o    Limited news coverage of us;
o    Limited interest by investors in our securities;
o    Volatility of our stock price due to low trading volume;

o Increased difficulty in selling our securities in certain states due to "blue sky" restrictions;
o    Limited ability to issue additional securities or to secure financing.

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

     Additional Authorized Shares of Common Stock and Preferred Stock Available for Issuance May Adversely Affect the Market. We are authorized to issue 25,000,000 shares of our common stock. As of December 31, 2002, there were 9,676,500 shares of our common stock issued and outstanding, which amount does not include:

o    (1)      20,000 exercisable  at  $1.00  through  May  2010
o    (2)      20,000 exercisable at $7.00 through  December  2004
o    (3)      30,000 exercisable at $6.00 through November 2004
o    (4)      50,000  exercisable  at $2.00 through December 2004
o    (5)      50,000 exercisable  at  $4.00  through  December  2004
o    (6)      16,000 exercisable at $1.75 through December 2004
o    (7)      41,500 exercisable at $1.80 through July 31, 2004
o    (8)      207,500 exercisable at $3.00 through July 31, 2004
o    (9)      55,000 exercisable at  $1.20  through  September  30,  2004
o    (10)     300,000 exercisable at $2.00 through December 31, 2005
o    (11)     75,000 exercisable at $.96 through March 2007
o    (12)     80,000 exercisable  at  $1.50  through  December  2004.
o 2,051,000 shares of our common stock issuable upon exercise of options granted to our employees and Directors at exercise prices ranging between $0.20 and $4.00 per share.

     As of December 31, 2002, after reserving a total of 2,996,000 shares of our common stock for issuance upon the exercise of all options and warrants described above, we will have at least 12,327,500 shares of authorized but unissued common stock available for issuance without further shareholder approval. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market for our securities.

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

     Shares Eligible for Future Sale May Adversely Affect the Market. As of December 31, 2002 we had 9,676,500 shares of our common stock issued and outstanding. Of these 9,676,500 shares of issued and outstanding common stock, approximately 6,292,143 shares are considered "restricted securities". These "restricted securities" may be sold pursuant to Rule 144 of the Securities Act of 1933 as follows:

o Approximately 6,283,894 shares of our common stock may currently be sold pursuant to Rule 144;

o Approximately 8,159 shares of our common stock may be sold pursuant to Rule 144 commencing June 2003

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

     The Exercise of Outstanding Options and Warrants May Adversely Affect the Market for Our Common Stock. As of December 31, 2002, we had the following outstanding stock options and warrants to purchase shares of our common stock:

           (1)    20,000 exercisable  at  $1.00  through  May  2010
           (2)    20,000 exercisable at $7.00 through  December  2004
           (3)    30,000 exercisable at $6.00 through November 2004
           (4)    50,000  exercisable  at $2.00 through December 2004
           (5)    50,000 exercisable  at  $4.00  through  December  2004
           (6)    16,000 exercisable at $1.75 through December 2004
           (7)    41,500 exercisable at $1.80 through July 31, 2004
           (8)    207,500 exercisable at $3.00 through July 31, 2004
           (9)    55,000 exercisable at  $1.20  through  September  30,  2004
           (10)   300,000 exercisable at $2.00 through December 31, 2005
           (11)   75,000 exercisable at $.96 through March 2007
           (12)   80,000 exercisable  at  $1.50  through  December  2004.

     In addition, we have reserved 2,051,000 shares of our common stock for issuance pursuant to outstanding employee stock options. The exercise of our outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of our common stock underlying such options or warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us those provided in such securities.

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

The Company is a party to the following matters:

1. HIGH GAIN ANTENNA CO., LTD. OF KOREA

The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint sought damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. A trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company filed a motion in the Law Division for a new trial, which was denied, and gave a notice of appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. 2. A stipulated settlement was signed on January 3,2003.According to the settlement the Company would pay $200,000 in cash, to be paid in installments. $75,000 has been paid to date; the balance of $125,000 has to be paid in quarterly payments of $25,000. The Company also issued 700,000 shares of common stock.

2. AMPLIDYNE, INC. V. WAYNE FOGEL, DIGITAL COMMUNICATIONS NETWORK, INC. AND INTERNET NETWORK CORPORATION

On May 30, 2002, the Company filed a two-count lawsuit against the above mentioned defendants in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.

3. The Company was served with class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. On or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. That complaint alleged that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believed that the complaint had no merit and vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001) Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) was established for the benefit of members of the class. In addition, the Company issued 324,486 freely tradable shares of its common stock (which was valued at $500,000 as of May 2, 2001) on behalf of the class members. The
Company had recorded the cost of the litigation, including a credit to Additional Paid-In Capital for the value of the settlement that has been settled by the issuance of common stock. In addition the Company is subject to an SEC formal order of private investigation relating to the subject matter of the class action. The Company has responded to the SEC requests. In April 2003, the SEC indicated that it intends to file a civil complaint against the Company and Devendar S. Bains. The Company and Mr. Bains are negotiating with the SEC in an attempt to reach a consensual resolution of this matter.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of stockholders in 2002.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS.

     The Company's Common Stock and Warrants commenced trading on the Nasdaq Small Cap Market on January 22, 1997. The Warrants were redeemed in May 2000. The Common Stock was regularly quoted and traded on the Nasdaq SmallCap Market under the symbol AMPD, through January 13, 2003. Since January 14, 2003, the common stock trades on the NASD OTC Bulletin Board under the symbol AMPD.OB.

     The following table sets forth the range of high and low closing prices for the Company's Common Stock for fiscal years 2001 and 2002 and for the period of January 1, 2003 up to March 31, 2003 as reported by the Nasdaq SmallCap Market, or the NASD OTCBB, as the case may be. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

Common Stock

2001 Calendar Year
------------------
                              High    Low

January 1-March 31            2.78   1.250
April 1-June 30               1.95    1.13
July 1-September 30           1.57     .79
October 1-December 31         1.25     .69

2002 Calendar Year
------------------

January 1 - March 31          1.37     .86
April 1-June 30               1.07     .58
July1-September 30             .57     .10
October 1-December 31          .28     .08

2003 Calendar Year
------------------

January 1-March 31             .15     .05


On March 31, 2003, the closing price of the Common Stock as reported on the NASD OTCBB was $.08. On March 31, 2003 there were 9,676,500 shares of Common Stock outstanding, held of record by approximately 80 record holders (with over 2,300 beneficial owners).

Item 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Results of Operations - Fiscal Year ended December 31, 2002 compared to Fiscal Year ended December 31, 2001.

     Revenues for the fiscal year ended December 31, 2002 decreased by $591,696 from $2,205,428 to $1,613,732, or 27% compared to the fiscal year ended December 31, 2001. The primary reason for the decrease was the general decline in purchasing of equipment by the telecommunications industry. The decline is largely represented by the decrease in sales to European customers, which went down to $711,861 in 2002 from $1,361,316 in 2001, a decrease of $649,455 or 48%.
Sales substantially declined in the first three quarters of 2002. Fourth quarter sales represented approximately 33% of the total sales for the year ($531,200). Coupled with the staff reductions and other aggressive cost cuts, the fourth quarter losses were significantly reduced.

     The majority of the amplifier sales for the year ended December 31, 2002 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer.

     The Company has continued to develop its IMT 2000 amplifiers for the worldwide 3G market, however, deployment of this technology has been delayed. The Company has focused its sales and marketing efforts in the more stable United States, European and Canadian markets.

     Cost of sales was $1,520,237 or 94% of sales (including an inventory write-down of $233,995) during the year ended December 31, 2002, compared to 58% during the same period for 2001. Our fixed overhead costs are relatively high for our current sales volume. Excluding the inventory write-down, the cost of sales for the year ended December 31, 2002 was $1,286,242 or 80% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry and a write-down of obsolete inventory in the 3rd quarter of 2002 of $233,995. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2003.

     Selling, general and administrative expenses (excluding stock based compensation) increased in 2002 by $183,943 to $2,088,433 from $1,904,490, in
2001. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 129% in 2002 and 86% in 2001. The principal factors contributing to the increase in selling, general and administrative expenses were related to increases in bad debts and salaries, offset by labor cutbacks and general cost cutting in the 3rd and 4th quarters.

     Research, engineering and development expenses were 25% of net sales in 2002 compared to 27% in 2001. In 2002 and 2001, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

     The Company had interest income and other income in 2001 of $50,915 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $3,170 in 2002 because our cash balances which we have historically temporarily invested in interest bearing accounts declined by $709,879 and interest rates went down. This is a decline of approximately 102%. Interest income declined by $47,745 or approximately 94% , which is consistent with the steady decline in cash balances and interest rates in 2002. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $163,687 in 2002 and $189,744 in 2001.

     Interest expense was $932 in 2002 compared to $864 in 2001 and principally related to balances due on capitalized leases for testing equipment.

     Actual and estimated  litigation  settlement costs (see financial statement
Note I - Litigation) have been provided in both 2002 and 2001, to reflect our known exposure in litigation against the Company, as well as the actual cost of the settlement of the following matters:

     o Class action lawsuit in 2001 with a cash cost of $50,000 to the Company plus the issuance of free-trading common shares valued at $500,000.

     o Settlement of the High Gain Antenna matter for $200,000 plus 700,000 shares of restricted common stock of the Company (total charge $229.400).

     o Because of the remoteness of any further assertions in another matter, we determined that the charge of $85,000 from 2001 should be reversed in 2002.

     Stock compensation and financing expenses of $140,000 for the year ended December 31, 2001 is due to the financing cost associated with warrants extended and shares issued. There was no stock compensation cost for 2002.

     As a result of the foregoing, the Company incurred net losses of $2,380,027 or $0.25 per share for the year ended December 31, 2002 compared with net losses of $2,024,882 or $0.26 per share for the same period in 2001.

     Results of Operations - Fiscal Year ended December 31, 2001 compared to Fiscal Year ended December 31, 2000

     Revenues for the fiscal year ended December 31, 2001 decreased from $2,595,090 to $2,205,429, or 15% compared to the fiscal year ended December 31, 2000. The primary reason for the decrease was the general decline in purchasing of equipment by the telecommunications industry. The decline is largely represented by the decrease in sales to Canadian customers, which went down to $264,488 in 2001 from $666,069 in 2000, a decrease of $401,581 or 60%.

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

     Cost of sales  as a  percentage  of sales  was 58%  during  the year  ended
December 31, 2001, compared to 95% during the same period for 2000. This decrease can be attributed to the decrease in the costs of certain components of our products with selling prices to customers remaining relatively stable and to the maturation of our manufacturing processes resulting in substantial reductions in production costs. The stability of our selling prices, combined with the decline of component costs, improved manufacturing efficiencies through automation and the reduction in subcontracted work resulted in our higher gross profits. Our fixed overhead costs are relatively high for our current sales volume. The increase in inventory held at year-end was in part due to component purchases in anticipation of orders from our major amplifier customers. Lead times for imported finished products and components required advance stocking for certain essential items. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2002.

     Selling, general and administrative expenses (excluding stock based compensation) decreased in 2001 by $81,680 to $1,904,490 from $1,986,170, in 2000. Expressed as a percentage of sales, the selling, general and administrative expenses were 86% in 2001 and 77% in 2000. The principal factors contributing to the increase in selling, general and administrative expenses were related to decreases in advertising, depreciation and professional fees.

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

     The Company had interest income and other income in 2001 of $50,915 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down because our cash balances which we have historically temporarily invested in interest bearing accounts declined by $1,268,000. This is a decline of approximately 65%. Interest income declined by approximately 56%, which is consistent with the steady decline in cash balances and interest rates in 2001, compared to increases balances in 2000. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, in both 2001 and 2000.

     Interest expense decreased in 2001 because of the decrease in balances due on capitalized leases on test equipment.

     Estimated and actual litigation settlement costs have been provided in both 2001 and 2000, to reflect our estimated or known exposure in litigation against the Company, as well as the actual cost of the settlement of a class action lawsuit in 2001 with a cash cost of $50,000 to the Company plus the issuance of free-trading common shares valued at $500,000. See financial statement Note I - Litigation.

     Stock compensation and financing expenses of $140,000 for the year ended December 31, 2001 compared to $114,546 for the comparable 2000 period is due to the financing cost associated with warrants extended and shares issued.

     As a result of the foregoing, the Company incurred net losses of $2,024,882 or $.26 per share for the year ended December 31, 2001 compared with net losses of $2,440,045 or $.34 per share for the same period in 2000.


     Liquidity and Capital Resources

     Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception.. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2002, we had an accumulated deficit of $21,949,679. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

     As of December 31, 2002, our current liabilities exceeded our cash and receivables by $533,254. Our current ratio was 1.43 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.45 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $926,713 in inventory, of which $489,542 represents component parts. Based on last years usage, we are carrying 186 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

     As of December 31, 2002, we had an overdraft of $11,939 compared to cash and cash equivalents of $697,940 at December 31, 2001. Overall our cash and cash equivalents went down $709,879 during 2002. Our cash used for operating actives was $1,587,122, which was funded by loans and salary deferrals by officer/stockholders of $155,200 and proceeds from private placements of $724,201 (including collection of subscriptions receivable at December 31, 2001) as well as using up all of the cash we started the year with of $697,940.

     The allowance for doubtful accounts on trade receivables increased form $131,104 (23% of accounts receivable of $580,294) in 2001 to $143,000 (25%of accounts receivable of $583,506) in 2002. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. In 2001, we had several large outstanding balances that we had doubt we would collect. In 2002, we concluded that several of those doubtful accounts were in fact not collectible and they were charged off against the previously established reserve. Because of the general decline in business in the telecommunications sector, we had to write off even more accounts in 2002. Bad debts expense increased from $67,592 in 2001 to $291,471 in 2002, even though the reserve increased only slightly by $11,896, because of the direct write-offs during the year.

     Our inventories decreased by $254,969 to $926,713 in 2002 compared to $1,181,682 in 2001, a decrease of 22% We believe that the reasons for the decreased inventories were primarily due to the write-down in the 3rd quarter of 2002 of $233,995.

     During 2002 we raised $540,000 from the privately placed sale of securities and collected $180,000 from subscriptions receivable for our preferred stock offering at December 31, 2001 for a total of $720,000. During 2001, the Company raised $1,054,750 ($180,000 of which was collected in 2002) from the privately placed sale of securities and from the exercise of warrants and options, which were used for working capital purposes. The Company has several lease obligations for its premises and certain equipment and an automobile requiring minimum monthly payments of approximately $5,900 through

2004. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2002 or 2001, it may to do so in 2003. To help alleviate the cash flow difficulties, the Chief Executive Officer agreed to defer an aggregate of $54,000 of salaries. Additionally, the Secretary agreed to defer $9,000 and the Vice President of Operations also agreed to defer $20,000 of salaries.

     The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

     In 2001, the Company settled a class action lawsuit and another litigation matter. The class action resulted in a cost to the Company of $550,000, $50,000 of which was cash and $500,000 in the Company's common stock. The other matter was settled for cash payments aggregating $200,000, with a down payment of $75,000 in March 2003 and $25,000 quarter from June 2003 through May 2004

     In the past, the officers of the Company have deferred a portion of their salaries or provided loans to the Company to meet short-term liquidity requirements. Where possible, the Company has issued stock or granted warrants to certain vendors in lieu of cash payments, and may do so in the future. There can be no assurance that any additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

     With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, we believe that we will have great difficulty meeting our working capital and litigation settlement obligations over the next 12 months. We are presently dependent on cash flows generated from sales and loans from officers to meet our obligations. Our failure to consummate a merger. or substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Item 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     See financial statements following Item 13 of this Annual Report on Form 10-KSB.


Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     On February 15, 2002, Grant Thornton LLP ("Grant Thornton") was dismissed as the independent accountants for the Company. The reports of Grant Thornton on the Company's financial statements within the two most recent fiscal years or any subsequent interim period, contain no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

     The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:


Name                                     Age          Position(s) with the Company
----                                     ---          ----------------------------
Devendar S. Bains*                       52           Chairman of the Board,  Chief  Executive  Officer,  Treasurer  and
                                                      Director


Tarlochan Bains                          53           Vice President-Operations and Director

Nirmal Bains                             45           Secretary

Charles J. Ritchie*                      59           Director

Manish V. Detroja*                       35           Director


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

Manish V. Detroja was elected to the Board of Directors of the Company in February 1998. Mr. Detroja has been with Current Circuits Inc. ("CCI"), a private company engaged in the manufacturing of printed circuit boards for the electronics industry, since its inception in May of 1989. From 1989-1993 Mr. Detroja was the production manager for CCI and from 1993-1996 he was its sales manager for the entire United States. He is currently the president and chief executive officer of CCI. Mr. Detroja is a graduate of Temple University and has a B.S. in Electrical Engineering Technology.

     The  Company  has   established  an  audit  committee  and  a  compensation
committee.

     The audit committee reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The audit committee adopted an audit committee charter in 2002 and intends to adopt a new charter which conforms to the requirements of the Sarbanes-Oxley Act of 2002.

     The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2002 with management. The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented. The audit committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent auditors the auditors' independence. Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2002 Annual Report on Form 10-KSB.

     The audit committee consists of three members, two of whom (Messrs. Ritchie and Detroja) are "independent". Mr. Devendar Bains is the third member of the committee. The audit committee met four times during fiscal year 2002. The Board intends to take appropriate action that may be required under the Sarbanes-Oxley Act of 2002 and revised listing standards of the applicable stock markets to assure that all members of the Audit Committee are independent under those rules.

     For the year ended December 31, 2002, the Company incurred professional fees to its auditors in the amount of $42,280, all of which related to auditing and quarterly review services. No non-audit services have been provided to the Company by its current auditor.

     The compensation committee reviews executive salaries, administers any bonus, incentive compensation and stock option plans of the Company, and approves the salaries and other benefits of the executive officers of the Company. In addition, the compensation committee consults with the Company's management regarding pension and other benefit plans, and compensation policies and practices of the Company. The compensation committee consists of Devendar S. Bains, Charles J. Ritchie and Manish V. Detroja. The compensation committee met four times during fiscal year 2002.

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

Item 10. Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

     The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 2000, 2001 and 2002 for its Chief Executive Officer and Vice President, respectively. Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.


                                                                                            Long Term Compensation
                                                                                   -----------------------------------------
                                             Annual Compensation
                                                                                  Awards                      Payouts
                                                                       -----------------------------    --------------------

                                                                       Restricted      Securities
Name of Individual                                      Other Annual   Stock           Underlying       LTIP      All Other
and Principal Position     Year      Salary     Bonus   Compensation     Awards     Options/SARS (#)    Payouts     Comp.
                          ------ ----------- --------- --------------- ----------- -------------------- --------- ----------
Devendar S. Bains,        2002   $162,000              $20,000(1)
Chairman,                        (2)
Chief Executive Officer,
And Treasurer
                          2001   $162,000              $20,000(1)
                          2000   $162,000              $20,000(1)


Tarlochan Bains,          2002   $100,000(3)
Vice President            2001   $125,000
And Director              2000   $105,000



(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation.
(2)  Includes $54,000 accrued but unpaid at December 31, 2002
(3)  Includes $20,000 accrued but unpaid at December 31, 2002

Employment Agreements

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

     There were no conversion of unpaid salary into equity from 2000 to 2002.

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

     As of December 31, 2002, 1,656,000 options to purchase Common Stock under the Option Plan were granted and/or reserved to certain employees, including Devendar Bains (1,000,000 options), Tarlochan Bains (100,000 options), and Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Operations and Secretary, respectively. The options are exercisable at $4.00 and expire on May 31, 2004. 30,000 options to purchase Common Stock were granted to each of Messrs. Detroja and Ritchie, Directors of the Company. These options are exercisable at $1.25, are fully vested and expire on May 31, 2004 The balance of these options are exercisable between $1.04 and $4.00 per share. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

Other Options

     As of December 31, 2002, each of Messrs. Detroja and Ritchie also own 70,000 options to purchase Common Stock. 45,000 of these options are exercisable at $1.25 per share, are fully vested and expire on May 31, 2004. The balance of these options are exercisable at $0.20 per share, are fully vested and expire March 31, 2006. In addition, pursuant to the terms a former employee's employment agreement employment agreement, the Company issued 300,000 options to purchase Common Stock exercisable at $1.50 per share. The options are fully vested and expire December 31, 2005.

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth certain information, as of March 31, 2003 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:

Name of Beneficial               Number of Shares              Percentage (%) of
Owner*                          of Common Stock(1)                 Ownership
------                          ------------------                 ---------

Devendar S. Bains(2)                     3,272,985                     30.51

Tarlochan Bains(3)                         178,456                      1.83

Nirmal Bains(2)                          3,272,985                     30.51

Charles J. Ritchie(4)                      100,000                      1.02

Manish V. Detroja(5)                       100,000                      1.02

Joseph Giamanco (6)                        584,674                      6.03

Jerome Belson (7)                          808,402                      8.31

All Officers and Directors
  As a group (5 persons)(8)              3,651,441                     32.82

*    Unless  otherwise  indicated,  the  address of all  persons  listed in this section is c/o Amplidyne, Inc., 59 LaGrange Street, Raritan, NJ 08869.

(1) Beneficial ownership as reported in the table above has been determined in accordance with Instruction (4) to Item 403 of Regulation S-B of the Exchange Act.

(2) Mr. Devendar Bains is the husband of Mrs. Nirmal Bains and the brother of Mr. Tarlochan Bains. Mr. Devendar Bains is the record holder of 2,194,812 of such shares and Mrs. Nirmal Bains is the record holder of 28,173 of such shares. Includes 1,000,000 stock options, which were granted to Mr. Devendar Bains. Includes 50,000 stock options, which were granted to Ms. Nirmal Bains. See "Executive Compensation-Stock Option Plans and Agreements."

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

(5) The address for such person is 2001 Buckingham Dr., Jamison, PA, 18929. Includes 100,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

(6) Based upon a Schedule 13G filed with the SEC on February 2, 2001 and other information provided to the Company by such stockholder. The address for this stockholder is c/o G.H.M., Inc., 74 Trinity Place, New York, NY 10006. Includes 25,000 shares of Common Stock that are issuable upon exercise of warrants owned by such stockholder that are exercisable at $3.00 per share and expire on July 31, 2004.

(7) Based upon a Schedule 13D filed with the SEC on August 27, 2001 and other information provided to the Company by such stockholder. The address for this stockholder is c/o Jerome Belson Associates, Inc., 495 Broadway, New York, NY 10012. Includes 670,402 shares owned by Mr. Belson and 88,000 shares owned by the Jerome Belson Foundation, a charitable corporation of which Mr. Belson is the President and, as a result, may be deemed to have voting and investment power over such shares. Also includes 50,000 shares that are issuable upon exercise of warrants owned by Mr. Belson that are exercisable at $3.00 per share and expire on July 31, 2004. Does not include an additional 135,400 shares of Common Stock held by certain members of Mr. Belson's family. All of such persons may be deemed to be members of a group within the meaning of Section 13(d) of the Exchange Act that owns 9.71% of the Company's outstanding Common Stock.

(8) Includes 1,000,000 options held by Devendar Bains, 50,000 options held by Nirmal Bains, 100,000 options held by Tarlochan Bains, 100,000 options held by Mr. Detroja, and 100,000 options held by Mr. Ritchie (See Notes 2, 3, 4, 5 and 6).



Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     $55,892 was owed to the Company by the Chief Executive Officer and principal shareholder as of December 31, 2001. In 2002, this officer repaid this loan and advanced to the Company additional sums aggregating $206,308 of which $136,000 was repaid in 2002 and $57,200 was repaid in 2003. Additionally, he agreed to defer $54,000 of salaries to help the Company with its cash flow. The Vice President of Operations and the Secretary each also agreed to defer $20,000 and $9,000 of salaries, respectively. In March 2003, the Chief Executive Officer and principal shareholder loaned the Company an additional $23,000. As of December 31, 2002, the Company owed $70,308 to the Chief Executive Officer for loans and accrued salaries and owed other officers an aggregate of $29,000 for accrued salaries. The total due to all officers combined at December 31, 2002 was $99,308. As of March 26, 2003 the Company owed $86,108 to the Chief Executive Officer for loans and accrued salaries.

     Mr. Detroja, a director of the Company, is the president and chief executive officer of one of the Company's vendors. During fiscal year 2001 and 2002, the Company made purchases of approximately $79,000 and $24,000 respectively, from such vendor.

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

(a)(1)  Financial Statements.

        The following financial statements are included in Part II, Item 7:

Index to Financial Statements                                 F-1

Report of Independent Certified Public Accountants            F-2 - F-3

Balance Sheets                                                F-4 - F-5

Statement of Operations                                       F- 6

Statement of Stockholders' Equity                             F- 7

Statement of Cash Flows                                       F- 8

Notes to Financial Statements                                 F- 9 - F- 24

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

23.1 Consent  of  Kahn  Boyd  Levychin,   LLP,   Independent   Certified  Public
     Accountants.

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

**   Incorporated  by  Reference  to the  Company's  Form 8-K filed on August 3,
     1999.

(b)  Reports on Form 8-K

     The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2002.


Item 14: CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures.

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

                                 Amplidyne, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants                 F-2


Financial Statements

         Balance Sheets                                            F-3 - F-4

         Statements of Operations                                  F-5

         Statement of Stockholders' Equity                         F-6

         Statements of Cash Flows                                  F-7

         Notes to Financial Statements                             F-8 - F-22

                                      -F1-

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors and Stockholders
AMPLIDYNE, INC.

We have audited the accompanying balance sheet of Amplidyne, Inc. as of December 31, 2002 and 2001, and the related statements of operations, stockholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company suffered losses from operations, has no cash and otherwise limited financial resources, raising substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amounts and classifications of liabilities that might result should the Company be unable to continue as a going concern.

KAHN BOYD LEVYCHIN, LLP

New York, New York
March 26, 2003

                                 Amplidyne, Inc.
                                 BALANCE SHEETS
                                  December 31,

ASSETS
                                                                                 2002              2001
                                                                             -----------       -----------
CURRENT ASSETS
         Cash and cash equivalents                                           $        --       $   697,940
                                                                             -----------       -----------
         Accounts receivable, net of allowance for doubtful accounts of
           $143,000 and  $131,104 in 2002 and 2001, respectively                 440,506           449,190
         Inventories                                                             926,713         1,181,682
         Loan receivable - officer                                                    --            55,892
         Prepaid expenses and other                                               24,616            23,464

                  Total current assets                                         1,391,835         2,408,168

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                                 725,629           723,663
         Furniture and fixtures                                                   43,750            43,750
         Autos and trucks                                                         66,183            66,183
         Leasehold improvements                                                    8,141             8,141
                                                                             -----------       -----------
                                                                                 843,703           841,737
         Less accumulated depreciation and amortization                         (760,633)         (687,260)
                                                                                  83,070           154,477
                                                                             -----------       -----------
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                    45,068            52,106
                                                                             -----------       -----------
                                                                             $ 1,519,973       $ 2,614,751
                                                                             ===========       ===========

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 Amplidyne, Inc.
                                 BALANCE SHEETS
                                  December 31,


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                               2002               2001
                                                                           ------------       ------------
CURRENT LIABILITIES
         Overdraft                                                         $     11,939       $         --
         Current maturities of lease obligations                                  2,041              9,271
         Accounts payable                                                       410,445            121,533
         Accrued expenses                                                       155,027            131,308
         Accrued settlement of litigation                                       295,000            180,000
         Loans payable - officers                                                99,308                 --
                                                                           ------------       ------------
                                                                                973,760            442,112

COMMITMENTS AND OTHER COMMENTS - NOTE G
RELATED PARTY TRANSACTIONS - NOTE H
LITIGATION - NOTE I
SUBSEQUENT EVENTS - NOTE J

STOCKHOLDERS' EQUITY
         Convertible Preferred stock - authorized 100,000 shares of
$.0001 par value; 55,000 shares issued and outstanding
                  at December 31, 2001 (liquidation preference of
                  $550,000 at December 31, 2001)                                     --                  6

         Common stock - authorized, 25,000,000 shares of $.0001 par value; shares 9,676,500 and 7,892,661 shares issued
                  and outstanding at December 31, 2002 and 2001,                    968                790
                  respectively
         Additional paid-in capital                                          22,494,924         21,921,495
         Subscriptions receivable - preferred stock                                  --           (180,000)
         Accumulated deficit                                                (21,949,679)       (19,569,652)
                                                                           ------------       ------------
                                                                                546,213          2,172,639
                                                                           ------------       ------------
                                                                           $  1,519,973       $  2,614,751
                                                                           ============       ============

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 Amplidyne, Inc.
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                                      2002              2001
                                                                   -----------       -----------
Net sales                                                          $ 1,613,732       $ 2,205,429
Cost of goods sold  (net of inventory
         write-down of $233,995 in 2002)                             1,520,237         1,281,009
                                                                   -----------       -----------
                  Gross profit                                          93,495           924,420

Operating expenses
         Selling, general and administrative, including stock
                  compensation costs of  $140,000 in 2001            2,088,433         2,044,490
         Research, engineering and development                         406,614           593,823
                                                                   -----------       -----------
                  Operating loss                                    (2,401,552)       (1,713,893)

Nonoperating income (expenses)
         Interest income and other income                                3,170            50,915
         Interest expense                                                 (932)             (864)
         Litigation settlement costs                                  (144,400)         (550,000)
         Sale of New Jersey tax benefits                               163,687           189,744
                                                                   -----------       -----------

                  Loss before income taxes                          (2,380,027)       (2,024,098)

Provision for income taxes                                                  --               784

                  NET LOSS                                         $(2,380,027)      $(2,024,882)
                                                                   ===========       ===========

Net loss per share - basic and diluted                             $     (0.25)      $     (0.26)
                                                                   ===========       ===========

Weighted average number of shares outstanding                        9,386,790         7,706,971
                                                                   ===========       ===========


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 Amplidyne, Inc.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                     Years Ended December 31, 2002 and 2001

                                                                          Preferred Stock                      Common Stock
                                                                      ----------------------------     ----------------------------
                                                                         Shares          Par Value        Shares           Par Value

BALANCE AT DECEMBER 31, 2000                                                 --         $      --         7,463,841        $     747

Net loss for the year ended December 31, 2001
Cost of litigation to be settled by the issuance of  common stock
Financing cost associated with warrants extended and  shares issued                                           1,820
Issuance of common stock, net of costs                                                                      415,000               42
Issuance of preferred stock, net of costs                                55,000                 6
Issuance of common stock for services rendered by third party                                                12,000                1
                                                                        -------         ---------         ---------        ---------
BALANCE AT DECEMBER 31, 2001                                             55,000                 6         7,892,661              790

Net loss for the year ended December 31, 2002
Cost of litigation to be settled by the issuance of  common stock
Collection of subscription receivable
Conversion of preferred stock to common stock                           (55,000)               (6)          701,194               70
Issuance of common stock in settlement of class action                                                      324,486               32
Issuance of restricted common stock in lieu of expenses                                                       8,159                1
Issuance of common stock, net of cost                                                                       750,000               75
                                                                        -------         ---------         ---------        ---------
BALANCE AT DECEMBER 31, 2002                                                 --         $      --         9,676,500        $     968
                                                                        =======         =========         =========        =========



                                                                        Additional
                                                                          Paid-In     Accumulated     Subscriptions
                                                                          Capital        Deficit       Receivable       Total
                                                                          -------        -------       ----------       -----
BALANCE AT DECEMBER 31, 2000                                          $ 20,212,154    $(17,544,770)   $         --    $  2,668,131

Net loss for the year ended December 31, 2001                                           (2,024,882)                     (2,024,882)
Cost of litigation to be settled by the issuance of  common stock          500,000                                         500,000
Financing cost associated with warrants extended and  shares issued        140,000                                         140,000
Issuance of common stock, net of costs                                     559,708                                         559,750
Issuance of preferred stock, net of costs                                  494,994                        (180,000)        315,000
Issuance of common stock for services rendered by third party         $     14,639    $         --    $         --    $     14,640
                                                                      ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001                                            21,921,495     (19,569,652)       (180,000)      2,172,639

Net loss for the year ended December 31, 2002                           (2,380,027)     (2,380,027)
Cost of litigation to be settled by the issuance of  common stock           29,400                                          29,400
Collection of subscription receivable                                      180,000                         180,000
Conversion of preferred stock to common stock                                  (64)                                             --
Issuance of common stock in settlement of class action                         (32)                                             --
Issuance of restricted common stock in lieu of expenses                      4,200                                           4,201
Issuance of common stock, net of costs                                     539,925                                         540,000
                                                                      ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002                                          $ 22,494,924    $(21,949,679)   $         --    $    546,213
                                                                      ============    ============    ============    ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 Amplidyne, Inc.
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                 2002           2001
                                                                             -----------    -----------
Cash flows from operating activities:
Net Loss                                                                     $(2,380,027)   $(2,024,882)
                                                                             -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                   73,373         98,415
                  Bad debt expense                                               291,471         67,592
                  Litigation loss                                                144,400        530,000
                  Provision for inventory write-down                             233,995         20,000
                  Stock compensation charge                                           --        154,640
                  Changes in assets and liabilities
                           Accounts receivable                                  (282,787)      (204,876)
                           Inventories                                            20,974       (603,728)
                           Prepaid expenses and other assets                      (1,152)       105,179
                           Accounts payable and accrued expense                  312,631       (248,842)
                                                                             -----------    -----------
                                    Total adjustments                            792,905        (81,620)
                                                                             -----------    -----------
                   Net cash used for operating activities                     (1,587,122)    (2,106,502)
                                                                             -----------    -----------
Cash flows from investing activities:
         Officer loans and salary deferrals                                      155,200        (22,225)
         Change in security deposits                                               7,038             --
         Purchase of property and equipment                                       (1,966)        (2,845)
                                                                             -----------    -----------
                  Net cash provided by (used for) investing activities           160,272        (25,070)
                                                                             -----------    -----------
Cash flows from financing activities:
         Payment of lease obligations                                             (7,230)       (11,380)
         Proceeds from sale of preferred stock, net of costs                          --        495,000
         Proceeds from sale of common stock, net of costs                        544,201        559,750
         Subscriptions receivable preferred stock - net                          180,000       (180,000)
                                                                             -----------    -----------
                  Net cash provided by financing activities                      716,971        863,370
                                                                             -----------    -----------
                           NET  (DECREASE) IN CASH                              (709,879)    (1,268,202)

Cash at and cash equivalents beginning of period                                 697,940      1,966,142
                                                                             -----------    -----------
Cash (overdraft) and cash equivalents at end of period                       $   (11,939)   $   697,940
                                                                             ===========    ===========
Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                             $       932    $       864
                        Income taxes                                         $        --    $       784

        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001




NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

Amplidyne, Inc. (the Company) has historically operated in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. The Company has introduced products which offer high-speed wireless internet connectivity to residential and business clients of internet service providers in the third quarter of 1999. These products are sold under the AmpWave(TM) name.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $2,380,027 and $2,024,882 in 2002 and 2001, respectively.

With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and loans from officers to meet our obligations. Our failure to consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

The Company funded operations during the year ended December 31, 2002 primarily from the proceeds of privately placed common and preferred stock. The Company has also funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

Management's plans for dealing with the foregoing matters include:

     o Increasing sales of its high speed internet connectivity products through both individual customers, strategic alliances and mergers.

     o Decreasing the dependency on certain major customers by aggressively seeking other customers in the amplifier markets;

     o Partnering with significant companies to jointly develop innovative products, which has yielded orders with multinational companies to date, and which are expected to further expand such relationships;

     o Reducing costs through a more streamlined operation by using automated machinery to produce components for our products;

     o    Deferral of payments of officers' salaries, as needed;

     o Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

     o    Reducing overhead costs and general expenditures.

     o Merging with another company to provide adequate working capital and jointly develop innovative products.


NOTE B - SUMMARY OF ACCOUNTING POLICIES

A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. REVENUE RECOGNITION

Revenue is recognized upon shipment of products to customers because our shipping terms are F.O.B. shipping point.

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 2002 and 2001, inventories consisted of the following:

                                                      2002            2001
                                                 --------------  --------------
Component parts                                  $      489,542  $      724,797
Work-in-progress                                        209,822         231,150
Finished Goods                                          227,349         225,735
                                                 --------------  --------------
                                                 $      926,713  $    1,181,682
                                                 ==============  ==============

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

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001



4. VALUATION OF LONG-LIVED ASSETS

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2002.

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

During 2002, two customers accounted for 60% of net sales (44% and 16%) and 71% of accounts receivable at December 31, 2002. Export sales in 2002 accounted for approximately 67% of net sales and were primarily to Europe (46%), Canada (18%), and other foreign countries.

During 2001, two customers accounted for 74% of net sales (62% and 12%) and 49% of accounts receivable at December 31, 2001. Export sales in 2001 accounted for approximately 85% of net sales and were primarily to Europe (62%), Canada (12%), and other foreign countries.

In addition, the Company is dependent on a limited number of suppliers for key components used in the Company's products (primarily power transistors) and subcontracted manufacturing processes. Management believes that other suppliers could provide similar components and processes on comparable terms. A change in suppliers, however, could disrupt manufacturing.

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


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

10. ADVERTISING EXPENSES

The Company expenses  advertising costs as incurred.  Advertising  expenses were
$68,878  and  $99,261  for  the  years  ended   December   31,  2002  and  2001,
respectively.

11. RECLASSIFICATIONS

Certain reclassifications were made to the 2001 amounts to conform to the current presentation.

12. LOSS PER SHARE

Statement of Financial Accounting Standards No.128 (SFAS No. 128), Earnings per Share, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


include potential common shares derived from stock options and warrants because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation for the years ended December 31, 2002 and 2001 were 945,000 and 2,373,500 shares, respectively.

13. SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                                    Year Ended           Year Ended
                                                   December 31,         December 31,
                                                       2002                 2001
                                              -------------------  -------------------
Sales - external
         Amplifier                                        992,361  $         1,901,702
         Internet business                                621,371              303,727
                                              -------------------  -------------------
                                              $         1,613,732  $         2,205,429
                                              ===================  ===================
Sales - external, by geographic area
         United States                        $           572,083  $           330,834
         Europe                                           711,861            1,361,316
         Canada                                           273,350              264,488
         All other foreign countries                       56,438              248,791
                                              -------------------  -------------------
                                              $         1,613,732  $         2,205,429
                                              ===================  ===================
Inventory
         Amplifier                            $           441,654  $           802,964
         Internet business                                485,059              378,718
                                              -------------------  -------------------
                                              $           926,713  $         1,181,682
                                              ===================  ===================

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


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

In January 2001, the Company extended the expiration date of 212,500 warrants resulting in a charge to earnings of $140,000.

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

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


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


At  December 31, 2002, the following 945,000 warrants, remained outstanding:

         (1)      20,000 exercisable  at  $1.00  through  May  2010
         (2)      20,000 exercisable at $7.00 through  December  2004
         (3)      30,000 exercisable at $6.00 through November 2004
         (4)      50,000  exercisable  at $2.00 through December 2004
         (5)      50,000 exercisable  at  $4.00  through  December  2004
         (6)      16,000 exercisable at $1.75 through December 2004
         (7)      41,500 exercisable at $1.80 through July 31, 2004
         (8)      207,500 exercisable at $3.00 through July 31, 2004
         (9)      55,000 exercisable at  $1.20  through  September  30,  2004
         (10)     300,000 exercisable at $2.00 through December 31, 2005
         (11)     75,000 exercisable at $.96 through March 2007
         (12)     80,000 exercisable  at  $1.50  through  December  2004.

At December 31, 2002, the Company had employee stock options outstanding to acquire 2,051,000 shares of common stock at exercise prices of $.20 to $4.00.

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

For the year ended December 31, 2001, the Company recorded a charge to operations of $140,000 reflecting the costs recognized for warrants issued to consultants of the Company, and employee stock options granted with a strike price below quoted market value (see Note D).

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001



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


NOTE D - STOCK OPTION PLANS

An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 1,656,000 options remained outstanding at December 31, 2002. The extension of the exercise date of the warrants mentioned above did not result in a charge to operations because the extension occurred prior to the effective date of FIN 44 and because the exercise price exceeded the market value of the underlying common stock at the date of the extension.

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

                                                2002                 2001
Net loss                             $       (2,416,794)  $       (2,061,649)
Loss per share                       $            (0.26)  $            (0.27)

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001



Stock option activity during 2002 and 2001, is summarized below:

                                                                                  Shares of common     Weighted average
                                                                                 stock attributable    exercise price of
                                                                                      to options            options
                                                                                      ----------            -------
Unexercised at December 31, 2000                                                           1,491,000  $             3.850
         Issuance to employees and directors                                                 690,000                2.430
                                                                                           ---------
Unexercised at December 31, 2001                                                           2,181,000                3.400
         Expired at December 31, 2002                                                      (180,000)                1.460
         Issued during 2002                                                                   50,000                0.200
                                                                                           ---------
Unexercised at December 31, 2002                                                           2,051,000                3.233
                                                                                           =========


The  following  table   summarizes   information   concerning   outstanding  and
exercisable options, including warrants issued to officers, at December 31, 2002:


                                      Options Outstanding                           Options Exercisable
                                      -------------------                           -------------------
                                     Weighted average
                                        remaining      Weighted average                       Weighted
                        Number       contractual life   exercise price        Number           average
 Exercise Prices    outstanding at                                        exercisable at    exercise price
                      period end                                            period end
 ----------------   -------------    ----------------------------------   -------------     --------------
        $ 3.250              30,000     0.8 years          $ 3.250             30,000         $ 3.250
          4.000           1,346,000     2.4 years (1)        4.000          1,346,000           4.000
          1.250             150,000     1.4 years            1.250            150,000           1.250
          3.125             100,000    1.25 years            3.125            100,000           3.250
          1.040              10,000       3 years            1.040             10,000           1.040
          1.120              10,000       3 years            1.120             10,000           1.120
          3.250              55,000       2 years            3.250             55,000           3.250
          1.500             300,000       3 years            1.500            300,000           1.500
          0.200              50,000    3.25 years            0.200             50,000           0.200
                          ---------                                         ---------
                          2,051,000                                         2,051,000


(1)  Expiration date extended from May 1, 2000 to May 31, 2004

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001



NOTE E - INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2002, the Federal net operating loss carryforwards are approximately $14,000,000. The net operating loss carryforwards expire at various dates through 2022, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $5,126,000 and $4,426,000 has been provided on the deferred tax asset at December 31, 2002 and 2001, respectively.

The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2002 and 2001, the Company received $163,687 and $189,744, respectively, from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2003, although there can be no assurance a suitable transaction will be consummated. The New Jersey net operating loss carryforwards are approximately $2,000,000 at December 31, 2002.

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

The Company's tax provision for 2002 and 2001 is principally due to the impact of state income and minimum taxes.


NOTE F - CAPITAL LEASE OBLIGATIONS

The Company has capital leases (at interest rates ranging from 8.5% to 14.2%) for certain equipment for use in its manufacturing and research, engineering and development activities. Future minimum lease payments on these leases are $2,041.

The cost of assets under capital leases was approximately $24,000 at December 31, 2002 and 2001, and is included in property and equipment. Accumulated depreciation at December 31, 2002 and 2001 was approximately $24,000.

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


NOTE G - COMMITMENTS AND OTHER COMMENTS

1. OPERATING LEASES

During July 2000, the Company entered into a lease agreement for approximately 11,000 square feet of office and manufacturing space, for a five-year period ending July 13, 2004. The annual rental is $71,000 plus the Company's share of real estate taxes, utilities and other occupancy costs.

Future minimum lease payments on non-cancelable operating leases aggregate $109,000 as follows: $71,000 for 2003 and $38,000 for 2004.

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $79,725 and $87,109 for the years ended December 31, 2002 and 2001, respectively.

2. EMPLOYMENT AGREEMENTS

Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary (the Officers). These agreements were extended to expire April 30, 2005. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

In September 2001, the Company entered into a three-year employment agreement with its former President. On July 12, 2002, the then President resigned, receiving a severance package of $40,000, $20,000 of which remains unpaid at December 31, 2002. The Chief Executive Officer, has been appointed President to fill the vacancy.

The Officers deferred a portion of their compensation from 1997 through 1999. In 1999 the Officers converted an aggregate of $181,131 of such deferrals, principally arising in 1999, into 66,378 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. During 2001, no shares were issued in lieu of officers' deferred compensation and no compensation was deferred. During 2002, the Chief Executive Officer deferred salaries of $54,000 and the Vice President of Operations and the Secretary each also deferred salaries of $20,000 and $9,000, respectively. No shares were issued in lieu of officers' deferred compensation.

3. 401(K) PLAN

During 1996, the Company established a defined contribution plan, the Amplidyne, Inc. 401(k) Plan. The Company makes no contributions. All employees with greater than six months' service with the Company are eligible to join the plan. The plan is administered by a third party.

4. DARWIN ASSETS

In January 2002, the Company entered into an agreement to acquire certain assets of Darwin Networks, Inc. ("Darwin") for $175,000 plus additional contingent payments not to exceed $340,000. Darwin was in

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

the business of installing and maintaining high-speed Internet structures for hotels and residential properties. The assets acquired included equipment not yet installed as well as completed installations in a specified number of hotel properties. Pursuant to the agreement, the Company has the sole and exclusive right to contact and negotiate with each property paid for under the contract to either activate or remove the equipment. After a specified number of locations were successfully negotiated (which are covered in the initial purchase price) the Company had the right (now expired) to continue to contact additional properties and must pay a specified sum for each successful negotiation up to the $340,000 maximum. As of March 26, 2003, the Company had successfully negotiated 11 properties and has incurred no liability to pay any additional sums under the contract.


NOTE H - RELATED PARTY TRANSACTIONS

1. OFFICER / STOCKHOLDER LOANS

$55,892 was owed to the Company by the Chief Executive Officer and principal shareholder as of December 31, 2001. In 2002, this officer repaid this loan and advanced to the Company additional sums aggregating $206,308 of which $136,000 was repaid in 2002 and $57,200 was repaid in 2003. Additionally, he agreed to defer $54,000 of salaries to help the Company with its cash flow. The Vice President of Operations and the Secretary each also agreed to defer $20,000 and $9,000 of salaries, respectively. In March 2003, the Chief Executive Officer and principal shareholder loaned the Company an additional $23,000. As of December 31, 2002, the Company owed $70,308 to the Chief Executive Officer for loans and accrued salaries and owed other officers an aggregate of $29,000 for accrued salaries. The total due to all officers combined at December 31, 2002 was $99,308. As of March 26, 2003 the Company owed $86,108 to the Chief Executive Officer for loans and accrued salaries.

2. PURCHASES FROM RELATED PARTY

A member of the Company's Board of Directors is President and CEO of one of the Company's vendors. During 2002 and 2001, the Company made purchases of approximately $24,000 and $79,000, respectively, from this vendor.

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001
NOTE I - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

1. AIRNET COMMUNICATIONS CORPORATION VS. AMPLIDYNE, INC.

AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2002.

2.  ENS  ENGINEERING  VS.  AMPLIDYNE,  INC.

The Company was also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company and ENS Engineering of South Korea. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay $85,000 in twelve equal monthly installments, none of which has been paid to date. The Company has not received any required documents and releases from ENS. There is no liability reflected for this settlement as of December 31, 2002.

3. The Company was served with class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. On or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. That complaint alleged that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believed that the complaint had no merit and vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001) Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) was established for the benefit of members of the class. In addition, the Company issued 324,486 freely tradable shares of its common stock (which was valued at $500,000 as of May 2, 2001) on behalf of the class members. The
Company had recorded the cost of the litigation, including a credit to Additional Paid-In Capital for the value of the settlement that has been settled by the issuance of common stock. In addition the Company is subject to an SEC formal order of private investigation relating to the subject matter of the class action. The Company has responded to the SEC requests. In April 2003, the SEC indicated that it intends to file a civil complaint against the Company and Devendar S. Bains. The Company and Mr. Bains are negotiating with the SEC in an attempt to reach a consensual resolution of the matter.

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001

4. HIGH GAIN ANTENNA CO., LTD. OF KOREA

The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint sought damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. A trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company had filed a motion in the Law Division for a new trial, which was denied and gave notice of appeal to file an appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. Management latter determined that pursuing the appeal would not be in the best interest of the Company and its shareholders.

In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was $29,400 as of February 4, 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). The stipulation calls for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgement of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgement after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. Accordingly, failure by the Company to timely meet the settlement terms will have a material adverse effect on the Company's financial position and prospects.

5. AMPLIDYNE, INC. V. WAYNE FOGEL, DIGITAL COMMUNICATIONS NETWORK, INC. AND INTERNET NETWORK CORPORATION

On May 30, 2002, the Company filed a two-count lawsuit against the above mentioned defendants in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2002 and 2001


NOTE J - SUBSEQUENT EVENTS

1. SETTLEMENT OF HIGH GAIN ANTENNA CO., LTD. OF KOREA MATTER

In January 2003, a settlement was reached with High Gain Antenna Co., Ltd. of Korea (see Note I .4.) for $200,000 plus 700,000 shares of the Company's restricted common stock. In March 2003, the Company made the first installment of $75,000 in connection with the settlement.

2. LOANS FROM AND REPAYMENTS TO OFFICER / STOCKHOLDER

From January through March 2003, this officer loaned the Company an additional $73,000 and was repaid $57,200. As of March 26, 2003 the Company owed $86,108 to this officer for loans and accrued salaries. (See note H-1).

3. INVESTOR LOANS

In March 2003, investor loaned the Company $20,000. The terms of this loan have not as yet been determined.

4. ADVANCE FROM CUSTOMER

In March 2003, the Company received $100,000 as an advance against future orders from a customer with whom it is considering entering into a potential purchase or merger agreement.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       AMPLIDYNE, INC.


                                       By: /s/ Devendar S. Bains
                                           ----------------------------------
                                           Name: Devendar S. Bains
                                           Title: Chief Executive Officer,
                                           Treasurer, Principal  Accounting
                                           Officer and Director

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                                     Date
---------                                   -----                                     ----
/s/ Devendar S. Bains               Chief Executive Officer,                    April 15, 2003
Devendar S. Bains          Treasurer, Principal Accounting
                                    Officer and Director




/s/ Tarlochan Bains                 Vice President and Director                 April 15, 2003
--------------------------
Tarlochan Bains


/s/ Nirmal Bains                    Secretary                                   April 15, 2003
--------------------------
Nirmal Bains

/s/Charles J. Ritchie               Director                                    April 15, 2003
--------------------------
Charles J. Ritchie

/s/Manish V. Detroja                Director                           April 15, 2003
--------------------------
Manish V. Detroja

      CERTIFICATION OF PRINCIPAL EXECUTIVE AND PRINCIPAL ACCOUNTING OFFICER
                   PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002


     I, Devendar S. Bains, Chief Executive Officer and Principal Accounting Officer of Amplidyne, Inc. (the "Company") do hereby certify that:

     1    I have reviewed this annual report on Form 10-KSB of the Company;

     2 Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstance under which such statements were made, not misleading with respect to the period covered by this annual report; and

     3 Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flow of the Company as of, and for, the period presented in this annual report.

     4 I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Company and have:

          (a) Designed such disclosure controls and procedures to ensure that material information relating to the Company, is made known to me by others within the Company, particularly during in which this annual report is being prepared;

          (b) Evaluated the effectiveness of the Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

          (c)  Presented  in  this  annual  report  my   conclusion   about  the
               effectiveness of the disclosure controls and procedures based on my evaluation as of the date of the Evaluation Date;

     5 I have disclosed, based on my most recent evaluation, to the Company's auditors and the audit committee of the Company's board of directors (or persons performing the equivalent functions):

          (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the Company's ability to record, process, summarize and report financial data and have been identified for the registrant's auditors any material weakness in internal controls; and

          (b) Any fraud, whether or not material, that involves management or other employees who have significant role in the Company's internal controls; and

     6 I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weakness.



/s/ Devendar S. Bains                                             April 15, 2003
-----------------------------------
Devendar S. Bains
Chief Executive Officer and Principal Accounting Officer