Form 10QSB
period 2003-03-31
AMPLIDYNE INC
filed 2003-05-16
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003.


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


                               59 LaGrange Street
                            Raritan, New Jersey 08869
                    (Address of principal executive offices)

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

                                 Yes _X_ No ___


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of April 30, 2003 was 10,376,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2003

                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1   Financial Statements (Unaudited):

         Balance Sheets............................................1-2

         Statements of Operations....................................3

         Statement of Cash Flows.....................................4

         Statement of Changes in Stockholder's Equity................5

         Notes to Financial Statements............................6-11

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations.....................12-14

Item 3.  Controls and Procedures....................................14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................15

Item 2.  Change in Securities.......................................15

Signatures..........................................................16

Certification.......................................................17

Exhibit 99.1........................................................18

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (UNAUDITED)

 ASSETS
                                                                                March 31           December 31
                                                                                  2003                2002
                                                                               -----------         -----------
CURRENT ASSETS
         Cash and cash equivalents                                             $    19,786         $        --
         Accounts receivable, net of allowance for doubtful accounts of
           $143,000 and  $143,000 in 2003 and 2002, respectively                   406,410             440,506
         Inventories                                                               924,736             926,713
         Loan receivable - officer                                                      --                  --
         Prepaid expenses and other                                                 28,859              24,616
                                                                               -----------         -----------

                  Total current assets                                           1,379,791           1,391,835

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                                   725,629             725,629
         Furniture and fixtures                                                     43,750              43,750
         Autos and trucks                                                           66,183              66,183
         Leasehold improvements                                                      8,141               8,141
                                                                               -----------         -----------
                                                                                   843,703             843,703
         Less accumulated depreciation and amortization                           (768,033)           (760,633)
                                                                               -----------         -----------
                                                                                    75,670              83,070
                                                                               -----------         -----------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                      45,068              45,068
                                                                               -----------         -----------

                                                                               $ 1,500,529         $ 1,519,973
                                                                               ===========         ===========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (UNAUDITED)


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         March 31           December 31,
                                                                                           2003                 2002
                                                                                       ------------         ------------
CURRENT LIABILITIES
         Overdraft                                                                     $         --         $     11,939
         Current maturities of lease obligations                                                 --                2,041
         Customer advances                                                                  100,000                   --
         Accounts payable                                                                   359,953              410,445
         Accrued expenses                                                                   185,244              155,027
         Accrued settlement of litigation                                                   220,000              295,000
         Loans payable - officers                                                           129,308               99,308
                                                                                       ------------         ------------
                                                                                            994,505              973,760

Convertible notes payable                                                                    20,000                   --

STOCKHOLDERS' EQUITY
         Common stock - authorized, 25,000,000 shares of $.0001 par value;
                  shares 10,376,500 and 9,676,500 shares issued and outstanding at March 31, 2003 and December 31,
                   2002, respectively                                                         1,038                  968
         Additional paid-in capital                                                      22,494,854           22,494,924
         Accumulated deficit                                                            (22,009,868)         (21,949,679)
                                                                                       ------------         ------------
                                                                                            486,024              546,213
                                                                                       ------------         ------------

                                                                                       $  1,500,529         $  1,519,973
                                                                                       ============         ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                           THREE MONTHS ENDED MARCH 31

                                                            Three Months Ended
                                                                  March 31
                                                          2003                 2002
                                                      ------------         ------------
Net sales                                             $    509,608         $    504,632
Cost of goods sold                                         278,857              380,112
                                                      ------------         ------------

                  Gross profit                             230,751              124,520

Operating expenses
         Selling, general and administrative               193,731              485,333
         Research, engineering and development              97,142              144,239
                                                      ------------         ------------

                  Operating loss                           (60,122)            (505,052)

Nonoperating income (expenses)
         Interest income and other income                        2                2,272
         Interest expense                                      (69)                  --
                                                      ------------         ------------

                  Loss before income taxes                 (60,189)            (502,780)

Provision for income taxes                                      --                   --
                                                      ------------         ------------

                  NET LOSS                            $    (60,189)        $   (502,780)
                                                      ============         ============

Net loss per share - basic and diluted                $      (0.01)        $      (0.06)
                                                      ============         ============

Weighted average number of shares outstanding           10,143,167            8,327,232
                                                      ============         ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                           THREE MONTHS ENDED MARCH 31

                                                                                       Three Months Ended
                                                                                            March 31
                                                                                  ---------------------------
                                                                                     2003             2002
                                                                                  ---------         ---------
Cash flows from operating activities:
Net Loss                                                                          $ (60,189)        $(502,780)
                                                                                  ---------         ---------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                       7,400            18,319
                  Deferred officer compensation                                      20,500                --
                  Changes in assets and liabilities
                           Accounts receivable                                       34,096           (78,090)
                           Inventories                                                1,977          (101,549)
                           Prepaid expenses and other assets                         (4,243)            3,501
                           Customer advances                                        100,000                --
                           Accounts payable and accrued expense                     (95,275)            7,163
                                                                                  ---------         ---------
                                    Total adjustments                                64,455          (150,656)
                                                                                  ---------         ---------
                   Net cash provided (used) for operating activities                  4,266          (653,436)
                                                                                  ---------         ---------

Cash flows from investing activities:
         Officer loans                                                                   --           (13,000)
                                                                                  ---------         ---------
                  Net cash provided by (used for) investing activities                   --           (13,000)
                                                                                  ---------         ---------

Cash flows from financing activities:
         Payment of lease obligations                                                (2,041)           (3,061)
         Officer loans                                                                9,500                --
         Proceeds from convertible promissory note                                   20,000                --
         Balance due on financing costs                                                  --            80,000
         Proceeds from sale of common stock, net of costs                                --           540,000
         Subscriptions receivable preferred stock - net                                  --           180,000
                                                                                  ---------         ---------
                  Net cash provided by financing activities                          27,459           796,939
                                                                                  ---------         ---------

                  NET INCREASE (DECREASE) IN CASH                                    31,725           130,503

Cash (overdraft) and cash equivalents beginning of period                           (11,939)          697,940
                                                                                  ---------         ---------

Cash and cash equivalents at end of period                                        $  19,786         $ 828,443
                                                                                  =========         =========

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                                  $      --         $     576
                        Income taxes                                              $      --         $      --

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                  STATEMENT OF STOCKHOLDERS' EQUITY (UNAUDITED)
       YEAR ENDED DECEMBER 31, 2002 AND THREE MONTHS ENDED MARCH 31, 2003

                                                                        Preferred Stock                  Common Stock
                                                                    ------------------------       ------------------------
                                                                     Shares       Par Value         Shares       Par Value
                                                                    --------      ----------       ---------     ----------
BALANCE AT DECEMBER 31, 2001                                          55,000      $        6       7,892,661     $      790
                                                                    --------      ----------       ---------     ----------

Net loss for the year ended December 31, 2002
Cost of litigation to be settled by the issuance
  of common stock
Collection of subscription receivable
Issuance of common stock in settlement of class action                                               324,486             32
Issuance of common stock, net of costs                                                               750,000             75
Conversion of preferred stock to common stock                        (55,000)             (6)        701,194             70
Issuance of common stock for services rendered by third party                                          8,159              1
                                                                    --------      ----------       ---------     ----------

BALANCE AT DECEMBER 31, 2002                                              --              --       9,676,500            968
                                                                    ========      ==========       =========     ==========

Net loss for the three months ended March 31, 2003
Issuance of  common stock in connection with
  litigation settlement                                                                             700,000              70
                                                                    --------      ----------       ---------     ----------

BALANCE AT MARCH 31, 2003                                                 --      $       --      10,376,500     $    1,038
                                                                    ========      ==========       =========     ==========

                                                            Additional
                                                              Paid-In         Accumulated      Subscriptions
                                                              Capital           Deficit          Receivable         Total
                                                           ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 2001                               $ 21,921,495      $(19,569,652)     $   (180,000)     $  2,172,639

Net loss for the year ended December 31, 2002                                  (2,380,027)                         (2,380,027)
Cost of litigation to be settled by the
  issuance of common stock                                       29,400                                                29,400
Collection of subscription receivable                                                              (180,000)         (180,000)
Issuance of common stock in settlement of class action              (32)                                                   --
Issuance of common stock, net of costs                          539,925                                               540,000
Conversion of preferred stock to common stock                       (64)                                                   --
Issuance of common stock for services rendered
  by third party                                                  4,200                --                --             4,201
                                                           ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 2002                                 22,494,924       (21,949,679)               --           546,213

Net loss for the three months ended March 31, 2003                                (60,189)                            (60,189)
Issuance of  common stock in connection with
  litigation settlement                                             (70)                                                   --
                                                           ------------      ------------      ------------      ------------

BALANCE AT MARCH 31, 2003                                  $ 22,494,854      $(22,009,868)     $         --      $    486,024
                                                           ============      ============      ============      ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


NOTE A  - ADJUSTMENTS

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2003 and 2002 (b) the financial position at March 31, 2003 (c) the statements of cash flows for the three month period ended March 31, 2003 and 2002 , and (d) the changes in stockholders' equity for the three month period ended March 31, 2003 have been made. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.


NOTE B  - UNAUDITED INTERIM FINANCIAL INFORMATION

         The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2002 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2003.

         The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $60,189 for the three months ended March 31, 2003, has limited cash reserves and has seen its working capital decline by $32,789 to $385,286 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $568,309 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

As further discussed in Note F, management is seeking additional financing and intends to aggressively market its products, control operating costs and broaden its product base through enhancements of products. The Company believes that these measures may provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

                                 AMPLIDYNE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


NOTE  C  -  STOCKHOLDERS' EQUITY

         At March 31, 2003, the following 945,000 warrants, remained outstanding:

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

         At March 31, 2003, the Company had employee stock options outstanding to acquire 2,251,000 shares of common stock at exercise prices of $0.15 to $4.00.

         During the first quarter ended March 31, 2003, the Company issued 700,000 shares of the Company's restricted common stock to High Gain Antenna Co., Ltd. of Korea (see Note E.4.) in connection with the settlement of the litigation.

         In March 2003, two stockholders loaned the Company $10,000 each under a Convertible Promissory Note due in March 2005, with interest, due at maturity, of 6%. The note is convertible into restricted common stock at the rate of $.10 per share.

         During the first quarter ended March 31, 2003, the Company re-priced and extended employee stock options to certain employees as follows: officers and directors, 1,150,000 options re-priced from $4.00 to $0.15 and extended to May 2006; all other employees 145,000 options re-priced from $4.00 to $0.15 and extended to May 2006. Additionally, the Vice President of Operations has been granted an additional 200,000 options at $0.15 and expiring in May 2006.

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

                                 AMPLIDYNE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


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

The Company is a party to the following matters:

1. AIRNET COMMUNICATIONS CORPORATION VS AMPLIDYNE, INC.
         AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at March 31, 2003.

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

3. The Company is subject to an SEC formal order of private investigation relating to the subject matter of the class action lawsuit that was commenced in 1999 and settled in 2001. The Company has responded to the SEC requests. In April 2003 the SEC indicated that it intends to file a civil complaint against the Company and Devendar S. Bains. The Company and Mr. Bains are negotiating with the SEC in an attempt to reach a consensual resolution of the matter.

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

         In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was

                                 AMPLIDYNE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


$29,400 in January 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). The stipulation calls for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgement of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgement after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. Accordingly, failure by the Company to timely meet the settlement terms will have a material adverse effect on the Company's financial position and prospects.

5. AMPLIDYNE, INC. V. WAYNE FOGEL, DIGITAL COMMUNICATIONS NETWORK, INC. AND INTERNET NETWORK CORPORATION

         On May 30, 2002, the Company filed a two count lawsuit against the above mentioned defendants in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.


NOTE F - LIQUIDITY

         The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $60,189 and $502,780 for the quarters ended March 31, 2003 and 2002, respectively.

         With little remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and loans from officers to meet our obligations. Our failure to consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require

                                 AMPLIDYNE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003


the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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


NOTE G - OTHER COMMENTS

1.       Officer Loans

         As of March 31, 2003, the Company owes $88,808 to the Chief Executive Officer for loans and unpaid salaries. During the three months ended March 31, 2003, the Chief Executive Officer advanced $73,000 to the Company and was repaid $70,000. Additionally, salaries of $15,500 were deferred for this quarter

2. Advance payments from customer

         In March 2003, a customer advanced $100,000 to the Company for future orders. These orders began shipping in April 2003.

                                 AMPLIDYNE, INC.
                    NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
                                 MARCH 31, 2003

NOTE H - SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:


                               Three Months  Three Months
                                 Ended           Ended        Year Ended
                                March 31        March 31     December 31,
                                  2003           2002           2002
                               ----------     ----------     ----------
Sales - external
         Amplifier             $  445,037        262,408     $  992,361
         Internet business         64,571        242,224        621,371
                               ----------     ----------     ----------
                               $  509,608     $  504,632     $1,613,732
                               ==========     ==========     ==========
Inventory
         Amplifier             $  442,069     $  752,152     $  441,654
         Internet business        482,667        531,079        485,059
                               ----------     ----------     ----------
                               $  924,736     $1,283,231     $  926,713
                               ==========     ==========     ==========

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2003


PART I - FINANCIAL INFORMATION

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2003 COMPARED TO THREE MONTHS ENDED MARCH 31, 2002.

Revenues for the three months ended March 31, 2003 increased by $4,976 from $504,632 to $509,608, or 1% compared to the three months ended March 31, 2002. Coupled with the staff reductions and other aggressive cost cuts, the first quarter losses were significantly reduced compared with the first 3 quarters of last year.

The majority of the amplifier sales for the three months ended March 31, 2003 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer.

The Company has continued to develop its IMT 2000 amplifiers for the worldwide 3G market, however, deployment of this technology has been delayed. The Company has focused its sales and marketing efforts in the more stable United States, European and Canadian markets.

Cost of sales was $278,857 or 55% of sales compared to 75% during the same period for 2002. The improvement in gross margin was principally due to increased product demand and improved manufacturing efficiencies. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2003.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2003 by $291,602 to $193,731 from $485,333, in 2002.
Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 38% in 2003 and 96% in 2002. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in the 3rd and 4th quarters of 2002. In the quarter ended March 31, 2003, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 19% of net sales for the quarter ended March 31, 2003 compared to 29% in 2002. In 2003 and 2002, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had interest income and other income in 2002 of $2,272 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $NIL in 2003 because our cash balances which we have historically temporarily invested in

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2003


interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $(60,189) or $(0.01) per share for the year ended March 31, 2003 compared with net losses of $(502,780) or $(0.06) per share for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of March 31, 2003, we had an accumulated deficit of $22,009,868. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of March 31, 2003, our current liabilities exceeded our cash and receivables by $568,309. Our current ratio was 1.39 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.43 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $924,736 in inventory, of which $639,135 represents component parts. Based on first quarter usage, we are carrying 356 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of March 31, 2003, we had cash of $19,786 compared to an overdraft of $11,939 at December 31, 2002. Overall our cash and cash equivalents increased $31,725 during 2003. Our cash used for operating actives was $4,266 We received loans and deferred salary payments to officer/stockholders of $9,500 and proceeds from the issuance of convertible promissory notes of $20,000.

The allowance for doubtful accounts on trade receivables increased form $143,000 (25% of accounts receivable of $583,506) in 2002 to $143,000 (26% of accounts receivable of $549,410) in 2003. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $1,977 to $924,736 in 2003 compared to $926,713 at December 31, 2002, a decrease of NIL%

The Company has several lease obligations for its premises and certain equipment and an automobile requiring minimum monthly payments of approximately $5,900 through 2004. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2003 or 2002, it may to do so in 2003. To help alleviate the cash flow difficulties, the Chief Executive Officer and the Vice President of Operations agreed to defer salaries of $15,500 and $5,000, respectively.

The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2003


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

With little remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, we believe that we will have great difficulty meeting our working capital and litigation settlement obligations over the next 12 months. We are presently dependent on cash flows generated from sales and loans from officers to meet our obligations. Our failure to consummate a merger. or substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 3.   CONTROLS AND PROCEDURES

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

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2003


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.

ITEM 2.   CHANGE IN SECURITIES

During the first quarter ended March 31, 2003, the Company issued 700,000 shares of the Company's restricted common stock to High Gain Antenna Co., Ltd. of Korea (see Note E.4.) in connection with the settlement of the litigation.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                       AMPLIDYNE, INC.


Dated:  May 16, 2003                   By:  /s/ Devendar S. Bains
                                            ---------------------
                                            Name:  Devendar S. Bains
                                            Title: Chief Executive Officer,
                                                   Treasurer,
                                                   Principal Accounting
                                                   Officer and Director

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


                                      /s/  Devendar S. Bains
                                      ----------------------
                                      Devendar S. Bains
                                      Chief Executive Officer and
                                      Principal Accounting Officer

May 16, 2003