Form 10QSB
period 2003-06-30
AMPLIDYNE INC
filed 2003-08-18
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003.

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

                                 (908) 253-6870
                           (Issuer's telephone number)

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

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of July 31, 2003 was 10,376,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2003

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1                  Financial Statements (Unaudited):

               Balance Sheets......................................1-2

               Statements of Operations..............................3

               Statement of Cash Flows...............................4

               Statement of Changes in Stockholder's Equity..........5

               Notes to Financial Statements......................6-11

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............12-15

Item 3.        Controls and Procedures..............................15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................16

Signatures..........................................................17

Certification.......................................................18

Exhibit 99.1........................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (UNAUDITED)

ASSETS
                                                                                             June 30         December 31
                                                                                               2003              2002
                                                                                           -----------       -----------
CURRENT ASSETS
         Cash and cash equivalents                                                         $      --         $      --
         Accounts receivable, net of allowance for doubtful accounts of
           $186,000 and  $143,000 in 2003 and 2002, respectively                               248,722           440,506
         Inventories                                                                           904,005           926,713
         Loan receivable - officer                                                                --                --
         Prepaid expenses and other                                                             30,010            24,616
                                                                                           -----------       -----------
                  Total current assets                                                       1,182,737         1,391,835
PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                                               725,629           725,629
         Furniture and fixtures                                                                 43,750            43,750
         Autos and trucks                                                                       66,183            66,183
         Leasehold improvements                                                                  8,141             8,141
                                                                                           -----------       -----------
                                                                                               843,703           843,703
         Less accumulated depreciation and amortization                                       (775,433)         (760,633)
                                                                                           -----------       -----------
                                                                                                68,270            83,070
                                                                                           -----------       -----------
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                                  43,917            45,068
                                                                                           -----------       -----------
                                                                         TOTAL ASSETS     $  1,294,924       $ 1,519,973
                                                                                           ===========       ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.


    The accompanying notes are an integral part of these financial statements
                                       -1-

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                                June 30    December 31,
                                                                                                  2003         2002
                                                                                              -----------  -----------
CURRENT LIABILITIES
         Overdraft                                                                            $    17,420  $    11,939
         Current maturities of lease obligations                                                       --        2,041
         Customer advances                                                                         47,641           --
         Accounts payable                                                                         411,079      410,445
         Accrued expenses                                                                         176,069      155,027
         Accrued settlement of litigation                                                         195,000      295,000
         Loans payable - officers                                                                 171,724       99,308
                                                                                              -----------  -----------
                  Total current liabilities                                                     1,018,933      973,760
Convertible notes payable                                                                          20,000           --
                                                                                              -----------  -----------
                                                                    TOTAL LIABILITIES           1,038,933      973,760
                                                                                              -----------
STOCKHOLDERS' EQUITY
         Common   stock -  authorized,  25,000,000  shares of $.0001  par value;
                  shares  10,376,500 and 9,676,500 shares issued and outstanding
                  at June 30, 2003 and December 31, 2002, respectively                              1,038          968
         Additional paid-in capital                                                            22,494,854   22,494,924
         Accumulated deficit                                                                  (22,239,901) (21,949,679)
                                                                                              -----------  -----------
                                                                                                  255,991      546,213
                                                                                              -----------  -----------
                                                                                              $ 1,294,924  $ 1,519,973
                                                                                              ===========  ===========

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.


    The accompanying notes are an integral part of these financial statements
                                       -2-

                                 AMPLIDYNE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                       THREE AND SIX MONTHS ENDED JUNE 30

                                                                    Three Months Ended                     Six Months Ended
                                                                          June 30                              June 30
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
Net sales                                                     $    363,904            252,316       $    873,512       $    756,948
Cost of goods sold                                                 278,925            649,778            557,783          1,029,890
                                                              ------------       ------------       ------------       ------------
                  Gross profit                                      84,979           (397,462)           315,729           (272,942)
Operating expenses
         Selling, general and administrative                       216,940            751,467            410,671          1,236,800
         Research, engineering and development                      97,373            146,719            194,515            290,958
         Litigation settlement costs                                  --              315,000               --              315,000
                                                              ------------       ------------       ------------       ------------
                  Operating loss                                  (229,334)        (1,610,648)          (289,457)        (2,115,700)
Nonoperating income (expenses)
         Interest income and other income                             --                  780                  2              3,052
         Interest expense                                             --                 (932)               (69)              (932)
                                                              ------------       ------------       ------------       ------------
                  Loss before income taxes                        (229,334)        (1,610,800)          (289,524)        (2,113,580)
Provision for income taxes                                             698               --                  698               --
                                                              ------------       ------------       ------------       ------------
                  NET LOSS                                    $   (230,032)      $ (1,610,800)      $   (290,222)      $ (2,113,580)
                                                              ============       ============       ============       ============
Net loss per share - basic and diluted                        $      (0.02)      $      (0.17)      $      (0.03)      $      (0.23)
                                                              ============       ============       ============       ============
Weighted average number of shares outstanding                   10,143,167          9,673,780         10,143,167          8,999,146
                                                              ============       ============       ============       ============

    The accompanying notes are an integral part of these financial statements
                                       -3-

                                 AMPLIDYNE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                            SIX MONTHS ENDED JUNE 30

                                                                                             Six Months Ended
                                                                                                 June 30
                                                                                           2003            2002
                                                                                       -----------      -----------
Cash flows from operating activities:
Net Loss                                                                               $  (290,222)     $(2,113,580)
                                                                                       -----------      -----------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                             14,800           25,434
                  Bad debt expense                                                          43,000             --
                  Litigation loss                                                             --            315,000
                  Provision for inventory write-down                                          --            233,995
                  Deferred officer compensation                                             51,416             --
                  Other costs paid with restricted common stock                               --              4,201
                  Changes in assets and liabilities
                           Accounts receivable                                             148,784           96,762
                           Inventories                                                      22,708           17,360
                           Prepaid expenses and other assets                                (5,394)          19,464
                           Customer advances                                                47,641             --
                           Accounts payable and accrued expense                            (78,324)          34,944
                                                                                       -----------      -----------
                                    Total adjustments                                      244,631          747,160
                                                                                       -----------      -----------
                   Net cash provided (used) for operating activities                       (45,591)      (1,366,420)
                                                                                       -----------      -----------
Cash flows from investing activities:
         Officer loans                                                                        --            (13,000)
         Change in security deposits                                                         1,151            7,038
                                                                                       -----------      -----------
                  Net cash provided by (used for) investing activities                       1,151           (5,962)
                                                                                       -----------      -----------
Cash flows from financing activities:
         Payment of lease obligations                                                       (2,041)          (9,271)
         Officer loans                                                                      21,000             --
         Proceeds from convertible promissory note                                          20,000             --
         Proceeds from sale of common stock, net of costs                                     --            540,000
         Subscriptions receivable preferred stock - net                                       --            180,000
                                                                                       -----------      -----------
                  Net cash provided by financing activities                                 38,959          710,729
                                                                                       -----------      -----------
                  NET INCREASE (DECREASE) IN CASH                                           (5,481)        (661,653)
Cash (overdraft) and cash equivalents beginning of period                                  (11,939)         697,940
                                                                                       -----------      -----------
Cash (overdraft) and cash equivalents at end of period                                 $   (17,420)     $    36,287
                                                                                       ===========      ===========
Supplemental disclosures of cash flow information:
         Cash paid for:    Interest                                                    $     --         $       932
                           Income taxes                                                $       698      $      --

    The accompanying notes are an integral part of these financial statements
                                       -4-

                                 AMPLIDYNE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
         YEAR ENDED DECEMBER 31, 2002 AND SIX MONTHS ENDED JUNE 30, 2003

                                                                            Preferred Stock                  Common Stock
                                                                     ----------------------------      --------------------------
                                                                       Shares           Par Value        Shares        Par Value
                                                                     ----------        ----------      ----------      ----------
BALANCE AT DECEMBER 31, 2001                                             55,000        $        6       7,892,661      $      790
Net loss for the year ended  December 31, 2002
Cost of  litigation to be settled by the issuance of common stock
Collection of subscription receivable
Issuance of common stock in settlement of class action                                                    324,486              32
Issuance of common stock, net of costs                                                                    750,000              75
Conversion of preferred stock to common stock                           (55,000)               (6)        701,194              70
Issuance of common stock for services rendered by third party                                               8,159               1
                                                                     ----------        ----------      ----------      ----------
BALANCE AT DECEMBER 31, 2002                                               --                --         9,676,500             968
Net loss for the six months ended June 30, 2003
Issuance of  common stock in connection with litigation settlement                                        700,000              70
                                                                     ----------        ----------      ----------      ----------

BALANCE AT JUNE 30, 2003                                                   --          $     --        10,376,500      $    1,038
                                                                     ==========        ==========      ==========      ==========

                                                                      Additional
                                                                        Paid-In      Accumulated    Subscriptions
                                                                        Capital         Deficit       Receivable        Total
                                                                     ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2001                                         $ 21,921,495    $(19,569,652)   $   (180,000)   $  2,172,639
Net loss for the year ended December 31, 2002                                          (2,380,027)                     (2,380,027)
Cost of litigation to be settled by the issuance of common stock           29,400                                          29,400
Collection of subscription receivable                                                                    (180,000)       (180,000)
Issuance of common stock in settlement of class action                        (32)                                           --
Issuance of common stock, net of costs                                    539,925                                         540,000
Conversion of preferred stock to common stock                                 (64)                                           --
Issuance of common stock for services rendered by third party               4,200            --              --             4,201
                                                                     ------------    ------------    ------------    ------------
BALANCE AT DECEMBER 31, 2002                                           22,494,924     (21,949,679)           --           546,213
Net loss for the six months ended June 30, 2003                                          (290,222)                       (290,222)
Issuance of  common stock in connection with litigation settlement            (70)                                           --
                                                                     ------------    ------------    ------------    ------------
BALANCE AT JUNE 30, 2003                                             $ 22,494,854    $(22,239,901)             $-    $    255,991
                                                                     ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements
                                       -5-

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE A  - ADJUSTMENTS

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six and three month periods ended June 30, 2003 and 2002 (b) the financial position at June 30, 2003 (c) the statements of cash flows for the six and three month period ended June 30, 2003 and 2002 , and (d) the changes in stockholders' equity for the three month period ended June 30, 2003 have been made. The results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

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

         The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $290,222 for the six months ended June 30, 2003, has no cash and has seen its working capital decline by $254,271 to $163,804 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $770,211 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  C  -  STOCKHOLDERS' EQUITY

         At June 30, 2003, the following 945,000 warrants, remained outstanding:

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

         At June 30, 2003, the Company had employee stock options outstanding to acquire 2,251,000 shares of common stock at exercise prices of $0.15 to $4.00.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE  E  -  LITIGATION

         >From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

The Company is a party to the following matters:

1.    AIRNET COMMUNICATIONS CORPORATION VS AMPLIDYNE, INC.

      AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at June 30, 2003.

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

3. The Company was subject to a SEC formal order of investigation relating to the subject matter of the Class Action Lawsuit that was commenced in 1999 and settled in 2001. On May 22, 2003, the Commission filed a settled action in the United States District Court for the District of New Jersey against Amplidyne, Inc. ("Amplidyne") and its President, Chairman and Chief Executive Officer, Devendar S. Bains ("Bains"). The Commission's Complaint alleges that Amplidyne and Bains violated the antifraud provision of the federal securities laws by making false statements concerning Amplidyne's purported entry into the high-speed Internet wireless access market. Simultaneously with the filing of the Complaint, Amplidyne and Bains, without admitting or denying the allegations in the Complaint, consented to the entry of a final judgment permanently enjoining both from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. In addition, Bains agreed to pay a civil penalty of $50,000.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003

that pursuing the appeal would not be in the best interest of the Company and its shareholders.

      In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was $29,400 in January 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). The stipulation calls for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgement of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgement after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. Accordingly, failure by the Company to timely meet the settlement terms will have a material adverse effect on the Company's financial position and prospects.

5. AMPLIDYNE, INC. V. WAYNE FOGEL, DIGITAL COMMUNICATIONS NETWORK, INC. AND INTERNET NETWORK CORPORATION

      On May 30, 2002, the Company filed a two count lawsuit against the above mentioned defendants in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred to the United States Bankruptcy Court and then transferred back to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. Internet Network Corporation has a pending motion seeking sanctions against the Company for violating the bankruptcy automatic stay for actions against debtors in bankruptcy proceedings. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.

NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $290,222 and $2,113,580 for the six months ended June 30, 2003 and 2002, respectively.

      With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003

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

NOTE G - OTHER COMMENTS

1.    Officer Loans

      As of June 30, 2003, the Company owes $110,974 to the Chief Executive Officer for loans and unpaid salaries. During the six months ended June 30, 2003, the Chief Executive Officer advanced $101,000 to the Company and was repaid $80,000. During the six months ended June 30, 2003 salaries of $51,416 were deferred.

2.    Advance payments from customer

      In March 2003, a customer advanced $100,000 to the Company for future orders. These orders began shipping in April 2003. The remaining balance of this advance at June 30, 2003 is $47,641.

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2003

NOTE H - SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:


                          Six Months Ended    Six Months Ended    Year Ended
                               June 30            June 30         December 31,
                                2003               2002              2002
                             ----------         ----------        ----------
Sales - external
         Amplifier           $  743,274            406,708        $  992,361
         Internet business      130,238            350,240           621,371
                             ----------         ----------        ----------
                             $  873,512         $  756,948        $1,613,732
                             ==========         ==========        ==========
Inventory                                             --
         Amplifier           $  409,317         $  467,765        $  441,654
         Internet business      494,688            462,562           485,059
                             ----------         ----------        ----------
                             $  904,005         $  930,327        $  926,713
                             ==========         ==========        ==========

                                 AMPLIDYNE, INC.


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2003 COMPARED TO THREE MONTHS ENDED JUNE 30, 2002.

Revenues for the three months ended June 30, 2003 increased by $111,588 from $252,316 to $363,904, or 44% compared to the three months ended June 30, 2002. The sales increases were primarily in amplifiers. Coupled with the staff reductions and other aggressive cost cuts, this quarter's losses were reduced compared with the first 3 quarters of last year.

The majority of the amplifier sales for the three months ended June 30, 2003 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer. Sales of amplifiers were approximately 82.6% of total sales compared to 57% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 17.4% of total sales, against 43% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet amplifiers for the indoor market. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $278,925 or 77% of sales compared to 258% during the same period for 2002. The cost of sales for same quarter last year included an inventory write-down of $233,995 representing 93% of sales for that quarter. Gross margin for the three months ended June 30, 2003 amounted to a profit of $92,745 (25%) compared to a loss of $397,462 (160%), for the same period ended June 30, 2002. The improvement in gross margin was principally due to improved production efficiency from staff reductions over the past 3 quarters. The
Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2003.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2003 by $534,527 to $216,940 from $751,467, in 2002.
Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 25% in 2003 and 99% in 2002. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in the 3rd and 4th quarters of 2002. In the quarter ended June 30, 2003, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 27% of net sales for the three months ended June 30, 2003 compared to 58% in 2002. In 2003 and 2002, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering

                                 AMPLIDYNE, INC.

staff on customer specific projects.

The Company had interest income and other income in 2002 of $3,052 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $NIL in 2003 because our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $230,032 or $0.02 per share for the quarter ended June 30, 2003 compared with net losses of $1,610,800 or $0.17 per share for the same quarter in 2002.

RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2003 COMPARED TO SIX MONTHS ENDED JUNE 30, 2002.

Revenues for the six months ended June 30, 2003 increased by $116,564 from $756,948 to $873,512, or 15% compared to the six months ended June 30, 2002. Coupled with the staff reductions and other aggressive cost cuts, the first six months losses were reduced compared with the first six months of last year.

The majority of the amplifier sales for the six months ended June 30, 2003 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet amplifiers for the indoor market. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $557,783 or 64% of sales compared to $1,029,890 or 136% of sales during the same period for 2002. The cost of sales for same period last year included an inventory write-down of $233,995 representing 31% of sales for that period. The improvement in gross margin was principally due to and due improved production efficiency from staff reductions over the past 3 quarters. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2003.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2003 by $826,129 to $410,671 from $1,236,800, in 2002. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 47% in 2003 and 163% in 2002. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in the 3rd and 4th quarters of 2002. In the quarter ended June 30, 2003, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 22% of net sales for the six months ended June 30, 2003 compared to 38% in 2002. In 2003 and 2002, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering

                                 AMPLIDYNE, INC.

staff on customer specific projects.

The Company had interest income and other income in 2002 of $3,052 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $NIL in 2003 because our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $290,222 or $0.03 per share for the six months ended June 30, 2003 compared with net losses of $2,113,580 or $0.23 per share for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2003 we had an accumulated deficit of $22,239,901. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of June 30, 2003, our current liabilities exceeded our cash and receivables by $770,211. Our current ratio was 1.16 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.24 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $904,005 in inventory, of which $625,842 represents component parts. Based on year to date usage, we are carrying 348 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of June 30, 2003, we had an overdraft of $17,420 compared to an overdraft of $11,939 at December 31, 2002. Overall our cash and cash equivalents decreased $29,359 during 2003. Our cash used for operating actives was $45,591 This year we received loans of $21,000 and deferred salary payments to officer/stockholders of $51,416. We also received proceeds from the issuance of convertible promissory notes of $20,000.

The allowance for doubtful accounts on trade receivables increased form $143,000 (25% of accounts receivable of $583,506) in 2002 to $186,000 (43% of accounts receivable of $434,722) in 2003. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $22,708 to $904,005 in 2003 compared to $926,713 at December 31, 2002, a decrease of 2%.

The Company has several lease obligations for its premises and certain equipment requiring minimum monthly payments of approximately $9,800 through 2005. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2003 or 2002, it may to do so in 2003. To help alleviate the cash flow difficulties, the Chief Executive Officer and the Vice President of Operations agreed to additional salary deferrals of $19,666 and $10,000, respectively.

                                 AMPLIDYNE, INC.

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

                                          AMPLIDYNE, INC.

Dated:  August 14, 2003                   By:      /s/ Devendar S. Bains
                                                   ---------------------
                                                   Name:  Devendar S. Bains
                                          Title:   Chief Executive Officer,

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

                                                  /s/  Devendar S. Bains
                                                  ----------------------------
                                                  Devendar S. Bains
                                                  Chief Executive Officer and
                                                  Principal Accounting Officer

August 14, 2003