Form 10QSB
period 2003-09-30
AMPLIDYNE INC
filed 2003-11-19
CIK 1016151

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003.


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

                                Yes _X_  No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of October 31, 2003 was 10,376,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2003

                                TABLE OF CONTENTS



PART I - FINANCIAL INFORMATION

Item 1                  Financial Statements (Unaudited):
                        ---------------------------------

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

                        Statement of Changes in Stockholder's Equity..........5

                        Notes to Financial Statements......................6-11

Item 2                  Management's Discussion and Analysis of Financial
                        Condition and Results of Operations...............12-15

Item 3.                 Controls and Procedures..............................15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings...................................................16

Signatures...................................................................17

Certification................................................................18

Exhibit 99.1.................................................................19

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (UNAUDITED)

ASSETS
                                                                                         September 30    December 31
                                                                                             2003            2002
                                                                                         ------------    -----------

CURRENT ASSETS
         Cash and cash equivalents                                                        $     8,451    $      --
         Accounts receivable, net of allowance for doubtful accounts of
           $186,000 and  $143,000 in 2003 and 2002, respectively                              232,236        440,506
         Inventories                                                                          952,266        926,713
         Loan receivable - officer                                                               --             --
         Prepaid expenses and other                                                            26,704         24,616
                                                                                          -----------    -----------

                  Total current assets                                                      1,219,657      1,391,835

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                                              725,629        725,629
         Furniture and fixtures                                                                43,750         43,750
         Autos and trucks                                                                      66,183         66,183
         Leasehold improvements                                                                 8,141          8,141
                                                                                          -----------    -----------
                                                                                              843,703        843,703
         Less accumulated depreciation and amortization                                      (782,833)      (760,633)
                                                                                          -----------    -----------
                                                                                               60,870         83,070
                                                                                          -----------    -----------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                                 33,982         45,068
                                                                                          -----------    -----------

                  TOTAL ASSETS                                                            $ 1,314,509    $ 1,519,973
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

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (UNAUDITED)

LIABILITIES AND STOCKHOLDERS' EQUITY
                                                                                         September 30      December 31,
                                                                                             2003              2002
                                                                                      -------------------- -------------
CURRENT LIABILITIES
         Overdraft                                                                      $        --     $      11,939
         Current maturities of lease obligations                                                 --             2,041
         Accounts payable                                                                     410,506         410,445
         Accrued expenses                                                                     193,142         155,027
         Accrued settlement of litigation                                                     195,000         295,000
         Loans payable - officers                                                             314,190          99,308
                                                                                        -------------   -------------
                  Total current liabilities                                                 1,112,838         973,760

Convertible notes payable                                                                      20,000            --
                                                                                        -------------   -------------
                  TOTAL LIABILITIES                                                         1,132,838         973,760
                                                                                        -------------   -------------

STOCKHOLDERS' EQUITY
         Common stock -  authorized, 25,000,000   shares  of $.0001  par  value;
             shares  10,376,500 and 9,676,500  shares issued and  outstanding at
             September 30, 2003 and December 31,
              2002, respectively                                                                1,038             968
         Additional paid-in capital                                                        22,494,854      22,494,924
         Accumulated deficit                                                              (22,314,221)    (21,949,679)
                                                                                        -------------   -------------
                                                                                              181,671         546,213
                                                                                        -------------   -------------

                                                                                        $   1,314,509   $   1,519,973
                                                                                        =============   =============

Note: The balance sheet at December 31, 2002 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                   SEPTEMBER 30
                                                         2003            2002           2003            2002
                                                    ------------    ------------    ------------    ------------
Net sales                                           $    356,834         325,584    $  1,230,344    $  1,082,532
Cost of goods sold                                       183,730         213,226         741,512       1,243,116
                                                    ------------    ------------    ------------    ------------

                        Gross profit                     173,104         112,358         488,832        (160,584)

Operating expenses
            Selling, general and administrative          154,309         435,058         565,050       1,671,858
            Research, engineering and development         93,114          98,846         287,629         389,804
            Litigation settlement costs                     --              --              --           315,000
                                                    ------------    ------------    ------------    ------------

                        Operating loss                   (74,319)       (421,546)       (363,847)     (2,537,246)

Nonoperating income (expenses)
            Interest income and other income                --               118               3           3,170
            Interest expense                                --              --              --              (932)
                                                    ------------    ------------    ------------    ------------

                        Loss before income taxes         (74,319)       (421,428)       (363,844)     (2,535,008)

Provision for income taxes                                  --              --               698            --
                                                    ------------    ------------    ------------    ------------

                        NET LOSS                    $    (74,319)   $   (421,428)   $   (364,542)   $ (2,535,008)
                                                    ============    ============    ============    ============

Net loss per share - basic and diluted              $      (0.01)   $      (0.04)   $      (0.04)   $      (0.27)
                                                    ============    ============    ============    ============

Weighted average number of shares outstanding         10,376,500       9,675,500      10,259,666       9,224,931
                                                    ============    ============    ============    ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                                  Nine Months Ended
                                                                                    September 30
                                                                                  2003          2002
                                                                             -------------  -------------
Cash flows from operating activities:
Net Loss                                                                     $    (364,542) $  (2,535,008)
                                                                             -------------  -------------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                     22,200         38,151
                  Bad debt expense                                                  74,702           --
                  Litigation loss                                                     --          315,000
                  Provision for inventory write-down                                  --          233,995
                  Deferred officer compensation                                     51,416           --
                  Other costs paid with restricted common stock                       --          143,000
                  Changes in assets and liabilities
                           Accounts receivable                                     133,568        280,688
                           Inventories                                             (25,553)        43,285
                           Prepaid expenses and other assets                        (2,088)        19,464
                           Customer advances                                          --             --
                           Accounts payable and accrued expense                    (61,824)       153,578
                                                                             -------------  -------------
                                    Total adjustments                              192,421      1,227,161
                                                                             -------------  -------------
                   Net cash provided (used) for operating activities              (172,121)    (1,307,847)
                                                                             -------------  -------------

Cash flows from investing activities:
         Officer loans                                                                --           17,000
         Change in security deposits                                                11,086          7,038
                                                                             -------------  -------------
                  Net cash provided by (used for) investing activities              11,086         24,038
                                                                             -------------  -------------

Cash flows from financing activities:
         Payment of lease obligations                                               (2,041)        (9,271)
         Officer loans                                                             163,466           --
         Proceeds from convertible promissory note                                  20,000           --
         Proceeds from sale of common stock, net of costs                             --          401,201
         Subscriptions receivable preferred stock - net                               --          180,000
                                                                             -------------  -------------
                  Net cash provided by financing activities                        181,425        571,930
                                                                             -------------  -------------

                  NET INCREASE (DECREASE) IN CASH                                   20,390       (711,879)

Cash (overdraft) and cash equivalents beginning of period                          (11,939)       697,940
                                                                             -------------  -------------

Cash (overdraft) and cash equivalents at end of period                       $       8,451  $     (13,939)
                                                                             =============  =============

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                             $        --    $         932
                        Income taxes                                         $         698  $        --

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
      YEAR ENDED DECEMBER 31, 2002 AND NINE MONTHS ENDED SEPTEMBER 30, 2003


                                                                          Preferred Stock                  Common Stock
                                                                      ----------------------------  ----------------------------
                                                                         Shares       Par Value        Shares       Par Value
                                                                         ------       ---------        ------       ---------

BALANCE AT DECEMBER 31, 2001                                                  55,000   $          6   7,892,661   $       790

Net loss for the year ended  December 31, 2002
Cost of  litigation to be settled
by the issuance of common stock Collection of subscription receivable
Issuance of common stock in settlement of class action                                                  324,486            32
Issuance of common stock, net of costs                                                                  750,000            75
Conversion of preferred stock to common stock                                (55,000)            (6)    701,194            70
Issuance of common stock for services rendered by third party                                             8,159             1
                                                                        ------------   ------------   ---------   -----------

BALANCE AT DECEMBER 31, 2002                                                    --             --     9,676,500           968

Net loss for the nine months ended September 30, 2003
Issuance of  common stock in connection with litigation settlement                                      700,000            70
                                                                        ------------   ------------   ---------   -----------

BALANCE AT SEPTEMBER 30, 2003                                                   --     $       --    10,376,500   $     1,038
                                                                        ============   ============   =========   ===========


                                                                        Additional
                                                                          Paid-In       Accumulated  Subscriptions
                                                                          Capital         Deficit     Receivable     Total
                                                                        ------------   ------------   ---------   -----------
BALANCE AT DECEMBER 31, 2001                                            $ 21,921,495   $(19,569,652)  $(180,000)  $ 2,172,639

Net loss for the year ended December 31, 2002                                            (2,380,027)               (2,380,027)
Cost of litigation to be settled by the issuance of common stock              29,400                                   29,400
Collection of subscription receivable                                                                  (180,000)     (180,000)
Issuance of common stock in settlement of class action                           (32)                                    --
Issuance of common stock, net of costs                                       539,925                                  540,000
Conversion of preferred stock to common stock                                    (64)                                    --
Issuance of common stock for services rendered by third party                  4,200           --          --           4,201
                                                                        ------------   ------------   ---------   -----------

BALANCE AT DECEMBER 31, 2002                                              22,494,924    (21,949,679)       --         546,213

Net loss for the nine months ended September 30, 2003                                      (364,542)                 (364,542)
Issuance of common stock in connection with litigation settlement                (70)                                    --
                                                                        ------------   ------------   ---------   -----------

BALANCE AT SEPTEMBER 30, 2003                                           $ 22,494,854   $(22,314,221)  $    --     $   181,671
                                                                        ============   ============   =========   ===========

    The accompanying notes are an integral part of these financial statements
                                       -5-

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE A  - ADJUSTMENTS

         In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six and three month periods ended September 30, 2003 and 2002
(b) the financial position at September 30, 2003 (c) the statements of cash flows for the six and three month period ended September 30, 2003 and 2002 , and
(d) the changes in stockholders' equity for the three month period ended September 30, 2003 have been made. The results of operations for the three and six months ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.


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

         The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $364,542 for the nine months ended September 30, 2003, has no cash and has seen its working capital decline by $311,256 to $106,819 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $872,151 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

NOTE  C  -  STOCKHOLDERS' EQUITY

         At September 30, 2003, the following 945,000 warrants, remained outstanding:

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

         (9)  55,000 exercisable at $1.20 through September 30, 2004

         (10) 300,000 exercisable at $2.00 through December 31, 2005

         (11) 75,000 exercisable at $.96 through March 2007

         (12) 80,000 exercisable at $1.50 through December 2004.

         At  September  30,  2003,   the  Company  had  employee  stock  options
outstanding to acquire 2,251,000 shares of common stock at exercise prices of $0.15 to $4.00.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

The Company is a party to the following matters:

1.       AIRNET COMMUNICATIONS CORPORATION VS AMPLIDYNE, INC.
         ----------------------------------------------------

         AirNet filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with AirNet at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at September 30, 2003.

2.       ENS ENGINEERING VS AMPLIDYNE, INC.
         ----------------------------------

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

4.       HIGH GAIN ANTENNA CO., LTD. OF KOREA
         ------------------------------------

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

that pursuing the appeal would not be in the best interest of the Company and its shareholders.

         In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was $29,400 in January 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). The stipulation calls for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgment of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgment after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. Failure by the Company to timely meet the settlement terms will have a material adverse effect on the Company's financial position and prospects.

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


NOTE F - LIQUIDITY

         The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $364,542 and $2,535,008 for the nine months ended September 30, 2003 and 2002, respectively.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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



NOTE G - OTHER COMMENTS

1.       Officer Loans
         -------------

         As of September 30, 2003, the Company owes $252,440 to the Chief Executive Officer for loans and unpaid salaries. During the nine months ended September 30, 2003, the Chief Executive Officer advanced $249,466 to the Company and was repaid $87,000. During the nine months ended September 30, 2003 salaries of $51,416 were deferred.

2.       Advance payments from customer
         ------------------------------

         In March 2003, a customer advanced $100,000 to the Company for future orders. These orders began shipping in April 2003 and were completed in the third quarter. No balance remains as of September 30, 2003

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003


NOTE H - SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:



                             Nine Months    Nine Months
                               Ended           Ended       Year Ended
                            September 30   September 30    December 31,
                                 2003          2002            2002
                            -------------  -------------  -------------
Sales - external
         Amplifier          $   1,013,262  $     559,643  $     992,361
         Internet business        217,082        522,889        621,371
                            -------------  -------------  -------------
                            $   1,230,344  $   1,082,532  $   1,613,732
                            =============  =============  =============
Inventory
         Amplifier          $     454,946  $     313,575        441,654
         Internet business        497,320        590,827        485,059
                            -------------  -------------  -------------
                            $     952,266  $     904,402  $     926,713
                            =============  =============  =============

                                 AMPLIDYNE, INC.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF  OPERATIONS - THE THREE MONTHS ENDED  SEPTEMBER  30, 2003 COMPARED TO
--------------------------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 2002.
--------------------------------------

Revenues for the three months ended September 30, 2003 increased by $31,250 from $325,584 to $356,834, or 10% compared to the three months ended September 30, 2002. The sales increases were primarily in amplifiers. Coupled with the staff reductions and other aggressive cost cuts, this quarter's losses were reduced compared with the first 3 quarters of last year.

The majority of the amplifier sales for the three months ended September 30, 2003 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer. Sales of amplifiers were approximately 84.4% of total sales compared to 47% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 15.6% of total sales, against 53% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet amplifiers for the indoor market. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $183,730 or 51% of sales compared to 65% during the same period for 2002. The cost of sales for same quarter last year included an inventory write-down of $233,995 representing 93% of sales for that quarter. Gross margin for the three months ended September 30, 2003 amounted to $173,104 (48%) compared to $112,358 (34%), for the same period ended September 30, 2002. The improvement in gross margin was principally due to improved production efficiency from staff reductions over the past 4 quarters. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2003.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2003 by $280,749 to $154,309 from $435,058, in 2002.
Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 13% in 2003 and 40% in 2002. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in the 3rd and 4th quarters of 2002. In the quarter ended September 30, 2003, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 26% of net sales for the three months ended September 30, 2003 compared to 30% in 2002. In 2003 and 2002, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

                                 AMPLIDYNE, INC.


The Company had interest income and other income in the third quarter of 2002 of $118 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $NIL in 2003 because our cash balances which we have historically temporarily invested in interest bearing accounts have been largely depleted.

As a result of the foregoing, the Company incurred net losses of $74,319 or $0.01 per share for the quarter ended September 30, 2003 compared with net losses of $421,428 or $0.04 per share for the same quarter in 2002.

RESULTS OF  OPERATIONS - THE NINE MONTHS ENDED  SEPTEMBER  30, 2003  COMPARED TO
--------------------------------------------------------------------------------
NINE MONTHS ENDED SEPTEMBER 30, 2002.
-------------------------------------

Revenues for the nine months ended September 30, 2003 increased by $147,812 from $1,082,532 to $1,230,344, or 14% compared to the nine months ended September 30, 2002. Coupled with the staff reductions and other aggressive cost cuts, the first six months losses were reduced compared with the first six months of last year.

The majority of the amplifier sales for the nine months ended September 30, 2003 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet amplifiers for the indoor market. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $741,512 or 60% of sales compared to $1,243,116 or 115% of sales during the same period for 2002. The cost of sales for same period last year included an inventory write-down of $233,995 representing 19% of sales for that period. The improvement in gross margin was principally due to and due improved production efficiency from staff reductions over the past 4 quarters. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2003.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2003 by $1,106,808 to $565,050 from $1,671,858, in
2002. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 46% in 2003 and 154% in 2002. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in the 3rd and 4th quarters of 2002. In the quarter ended September 30, 2003, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 23% of net sales for the nine months ended September 30, 2003 compared to 36% in 2002. In 2003 and 2002, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

                                 AMPLIDYNE, INC.


The Company had interest income and other income in 2002 of $3,170 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $NIL in 2003 because our cash balances which we have historically temporarily invested in interest bearing accounts have been largely depleted.

As a result of the foregoing, the Company incurred net losses of $364,542 or $0.04 per share for the nine months ended September 30, 2003 compared with net losses of $2,535,008 or $0.27 per share for the same period in 2002.

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2003 we had an accumulated deficit of $22,314,221. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of September 30, 2003, our current liabilities exceeded our cash and receivables by $872,151. Our current ratio was 1.10 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.22 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $952,266 in inventory, of which $693,418 represents component parts. Based on year to date usage, we are carrying 675 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of September 30, 2003, we had cash of $8,451 compared to an overdraft of $11,939 at December 31, 2002. Overall our cash and cash equivalents increased $20,390 during 2003. Our cash used for operating actives was $172,121 This year we received loans of $249,466 and deferred salary payments to officer/stockholders of $51,416. We also received proceeds from the issuance of convertible promissory notes of $20,000.

The allowance for doubtful accounts on trade receivables increased form $143,000 (25% of accounts receivable of $583,506) in 2002 to $186,000 (44% of accounts receivable of $418,236) in 2003. Additionally, we reserved an aggregate of $31,702 against leases that appear to be uncollectible. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories increased by $25,553 to $952,266 in 2003 compared to $926,713 at December 31, 2002, a decrease of 3%.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)      Evaluation of Disclosure Controls and Procedures.
         ------------------------------------------------

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

(b)      Changes in Internal Controls.
         ----------------------------

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


                                             AMPLIDYNE, INC.


Dated:  November 18, 2003                    By:      /s/ Devendar S. Bains
                                                      ------------------------
                                             Name:    Devendar S. Bains
                                             Title:   Chief Executive Officer,
                                                      Treasurer,
                                                      Principal Accounting
                                                      Officer and Director