Form 10KSB
period 2003-12-31
AMPLIDYNE INC
filed 2004-04-14
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003


                           COMMISSION FILE NO. 0-21931


                                 AMPLIDYNE, INC.
             ------------------------------------------------------
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)


            DELAWARE                                    22-3440510
-------------------------------             ---------------------------------
(STATE OF OR OTHER JURISDICTION             (IRS EMPLOYER IDENTIFICATION NO.)
OF INCORPORATION OR ORGANIZATION)


         59 LAGRANGE STREET
         RARITAN, NEW JERSEY                                08869
         -------------------                                -----
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


      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

      Issuer's revenues for its most recent fiscal year were $1,351,225

      The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2004, was approximately $357,000.

      Number of shares outstanding of the issuer's common stock, as of March 31, 2004 was 10,376,500

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

      The Company continued to refine amplifier products for the 3.5 GHZ digital data transmission systems that are presently being deployed by some major OEM's in North America. The Company also refined its amplifier products such as the MINI amplifier for its high-speed wireless Internet products. This amplifier was modified to be operational via power over Ethernet configuration. The company also developed a single channel NMT 450 Mhz amplifier for a major OEM customer. The Company has had its test site in Sparta New Jersey under continuous operation for more than 4 years. The Company has been able to get reliable and successful service under various and severe weather including rain and snow.

      In the year 2002, the Company experienced a considerable downturn in its overall business due to the general decline in the Telecommunications Industry as well as slow down in demand for its High Speed Internet products, due to prevailing economic conditions. This trend reversed somewhat during the first quarter of 2003.However this could not be sustained through the rest of the year. The company made significant staff cutbacks in late 2002,which resulted in lower overhead costs during 2003. The Company was unable to raise any additional funds and as a result the Company has been operating under severe cash flow conditions for most of 2003.These conditions have considerably limited the company's sales and marketing efforts.

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

      These products include ISP Base Stations, PCMCIA radio cards, modular customer premise equipment (CPE), micro-cells, client base station, amplifiers, and other network components to provide a turnkey network solution. These products are IEEE 802.11 compliant and provide high-speed internet access and private network access from any point in the network. The Company's capabilities include engineering design to provide coverage over a wide area. Wireless network elements therefore provide users access from anywhere in the wireless network. Management believes that this type of design delivers high performance and lower operating and maintenance costs, compared to a conventional wired network. An additional value added to a network utility is full roaming access for portable devices anywhere in the network. The Company installed its own wireless network in the fourth quarter of 1999 to provide a customer demonstration system, which has proven to be successful.

      The Company designs outdoor solutions specifically targeted to the ISP market which consist of point-to-point backbones for the networks and point-to-multi-point access to wireless clients. ISP's can order complete turnkey systems for various applications or components for expansion and concentration of existing networks. During 2003, Amplidyne continued offered its "ISP in a Box" complete network start-up kit for deployment to ISPs.

      In light of the events of 2003,particularly the downsizing of the Company and serious cash flow constraints during the year, the Company will need to re-evaluate its products and future marketing strategy during 2004.

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

WIRELESS LOCAL LOOP AMPLIFIER PRODUCTS

      The Company has continued to refine its wireless local loop amplifier products during 2003. . The Company designed a prototype amplifier for the NMT 450 Mhz band for a major North American OEM customer during 2003 and refined its 3.5Ghz products during 2003,and has been manufacturing products during 2003.

Military Amplifier Development

      During the year the Company developed prototype amplifiers for a military replacement amplifier project. The Company intends to explore more opportunities in this area during 2004.

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

      The Company believes that the potential opportunities for wireless communication services in countries without reliable or extensive wireline systems may be even greater than in countries with developed telecommunication systems. The Company has developed and refined its products for this market such as the 2.4 GHz and 3.5 GHz wireless local loop amplifiers. As a result of these developments, the Company has continued to obtain orders for these products from its customers.

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

COMPANY STRATEGY

      Utilizing its proprietary, patented technology and experience in interference cancellation, the Company is pursuing a strategy, focused on the need of cellular, wireless local loop and 3G system operators, to develop technologically advanced amplifier based products. The Company has recently developed amplifiers for military applications and intends to pursue further other such opportunities when they arise.

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

      The  Company's   business  strategy  focuses  primarily  on  the  wireless
communication market and consists of the following elements:

      Wireless Internet Products. The Company's high-speed wireless Internet products have been successfully deployed since 1999. Our wireless Internet products are aimed at four market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, (d) Small Office/Home Office (SOHO),

      Increase Penetration of Wireless Equipment Manufacturers. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. Amplidyne has demonstrated its 3.5 GHz and 450 MHz single and 3G multichannel products to OEM's during 2003. The Company intends to pursue this market segment during 2004. There can be no assurance that the Company will be successful since some of the Company's competitors have vast financial, technical and marketing resources.

      Maintain a Technology Edge. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented pre-distortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to maintain resources in research and development associated with its interference cancellation technologies. The Company has continued its development on 3.5GHz, NMT-450, 3G (Third Generation) amplifiers and wireless local loop products during 2003.

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

      By utilizing its proprietary and patented predistortion technology and its proprietary feed forward technology, the MCLPAs amplification capacities of the Company's amplifiers are, in management's belief, among the better products in the industry.

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

MARKETS

      The market for wireless communications services has grown substantially during the past decade as cellular wireless local loop, 3G and other new and emerging applications (such as W-CDMA) have become increasingly accessible and affordable to growing numbers of consumers. The growth of these markets has decreased substantially over the last year or so, decreasing the demand for the Company's products, although the Company cannot predict trends in these markets.

      Cellular Market. The market for cellular communications still accounts for a fairly large portion of the wireless services. The general downturn in this segment decreased demand for amplifier products during 2003.

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

o HIGH POWER LINEAR AMPLIFIERS. Amplidyne's product line of linear amplifiers have a high third order intercept point, which translates to better call quality. These high power amplifiers are supplied as modules or plug in enclosures. The communication bands available are NMT-450, AMPS, TACS, ETACS, 3G and PCS. The output power ranges from 1 to 200 Watts. These amplifiers can be used in instances where service providers only need a single transmit channel.

o 3G (THIRD GENERATION) AMPLIFIER DEVELOPMENT. The Company has continued to refine its 4channel ultra-linear 3G amplifier.

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

o COMMUNICATION AMPLIFIERS. These amplifiers are designed for cellular and PCN/PCS applications and use GaAs or Silicon Bipolar FET devices. The transmit amplifiers are optimized for low distortion products. Custom configurations are available for all communication amplifiers. This line of products is aimed at the single channel base station users employing the digital cellular standards (CDMA, 3G and TDMA).

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

BACKLOG/FUTURE ORDERS

      The Company regularly reviews its backlog (which includes projected future orders from customers) that it expects to ship over the next 12 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, the decline in the Telecommunications industry resulted in low activity during most of 2003. Only the first quarter showed somewhat of a recovery for sales of our products. The outlook for 2004 remains uncertain. This uncertainty may lead to postponement or cancellation of future or current orders. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, the Company has been focusing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

      As of December 31, 2003, the Company had signed purchase orders for approximately $600,000. The Company expects to ship these products during the first half of 2004. In the present state of the Telecommunications Industry there is a reluctance of companies to commit to large blanket orders. We expect to see this trend, of just in time orders, to continue during 2004. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

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

CUSTOMERS, SALES & MARKETING

      Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 2002 and 2003.

                        NET REVENUES BY MARKET CATEGORIES
                                            (IN THOUSANDS)

                                                                             YEAR ENDED
                                                                            DECEMBER 31,
                                                                      ------------------------
                                                                        2002            2003
                                                                      --------       ---------
AMPLIFIER MARKETS

 Cellular  Analog and  digital . . . . . . . . . . . . . . . . . .      $264.5          415.72

 Wireless  Telephony . . . . . . . . . . . . . . . . . . . . . . .       711.1             653

 Satellite  Communications,  Custom and other Products . . . . . .        57.0            59.8

AMPWAVE MARKET

 Wireless Internet Products.  And Broadband  solutions . . . . . .         581           222.7

         Total  .  . . . . . . . . . . . . . . . . . . . . . . . .    $1,613.6       $1,351,22


      * Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry have increased from approximately 44% of total revenues for fiscal year end 2002 to approximately 48% of total revenue for the fiscal year end 2003.

      * Wireless Internet and Broadband solutions. The Company shipped products to its customers in 2003 with total sales for the year of $222,700 which accounts for approximately 16% of total revenues. The Company sold some of its Darwin Hotel assets and inventory during 2003.

      * International Sales. Sales of wireless products outside the United States (primarily to Western Europe and Canada represented approximately 67% and 85% of net sales during fiscal 2002 and fiscal 2003, respectively.

      * Sales and Marketing. The Company reduced its sales and marketing force considerably during 2003.The Company's officers and sales and marketing consultants maintain significant contact with key customers, ensuring close technical liaison with customer engineers and purchasing managers.

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

      The Company expects its competitors to offer new and existing products at prices necessary to gain or retain market share. The Company expects to experience significant price competition, which could have a materially adverse effect on gross margins. Certain of the Company's competitors have substantial financial resources, which may enable them to withstand sustained price competition or downturns in the power amplification market. Currently, the Company competes primarily with non-captive suppliers of power amplification products. The Company believes that its competition, and ultimately the success of the Company, will be based primarily upon service, pricing, reputation and the ability to meet the delivery schedules of its customers. During 2003 the Company has been operating under severe cash flow circumstances, which has restricted the Company's sales and marketing efforts.

HIGH SPEED WIRELESS INTERNET PRODUCTS AND BROADBAND SOLUTIONS

      The Company has targeted its products to segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, and (d) Small Office/Home Office (SOHO). The Company's revenues from these products during 2003, and this market accounted for approximately 16% of the total sales for the year 2003.

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

      The Company currently utilizes discrete circuit technology on printed circuit boards, which are designed by the Company and provided by suppliers to the Company's specifications. All transistors and other semiconductor devices are purchased in sealed packages ready for assembly and testing. Others also manufacture other components such as resistors, capacitors, connectors or mechanical supported subassemblies. Components are ordered from suppliers under master purchase orders with deliveries timed to meet the Company's production schedules. As a result, the Company maintains a low inventory of components, which could result in delay in production in the event of delays in such deliveries.

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

      The Company has historically devoted a significant portion of its resources to research, engineering and development programs The Company's research, engineering and development expenses in fiscal 2002 and 2003 were approximately $406,614 and $287,629 respectively, and represented approximately 25 and 21%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for 3G and refinements to its bi-directional amplifier, Client Premise equipment, and Microcell for its wireless internet systems and other high speed wireless internet products. During 2003 the Company has been operating with fewer staff than 2002 as a result of the cost cutting in late 2002.

      During most of 2003, the Company was able to maintain its research and development costs by being able to develop significant products in house, thereby, minimizing commitments to outside suppliers and consultants. The Company did, however, incur consulting fees regarding the development of the High Speed Wireless Internets Products.

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

EMPLOYEES

      As of December 31, 2003, the Company had a total of 14 employees, 9 in operations, 2 in engineering, 3 in administration; the Company employs 1 consultant in sales and marketing. The employee headcount was reduced significantly in the third and fourth quarters of 2002, from 33 employees and 3 consultants, to the present levels. The Company believes its future performance will depend in large part on its ability to retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

WE HAVE A RECENT HISTORY OF LOSSES AND EXPECT LOSSES TO CONTINUE. We have incurred net losses of $2,380,027 and $980,496 for the years ended December 31, 2002 and 2003, respectively. These losses were due, in large part, to the research, engineering and development costs associated with the creation of our line of multicarrier linear power amplifiers, sales and marketing efforts and high speed wireless internet products and stock compensation costs for the use of stock or stock options to obtain services or to obtain financing. We have made commitments to vendors to purchase hardware for use in our wireless internet systems. We may need to cancel such orders, and the inability to do so may result in material losses to the company. We expected to have increased sales in this area to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. The need for high bandwidth products may lead to rapid product obsolescence. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit $22,930,175 as of December 31,2003.

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

THE REPORT FROM OUR INDEPENDENT AUDITORS INCLUDES AN EXPLANATORY PARAGRAPH REGARDING THE DOUBT OF THE COMPANY TO CONTINUE AS A GOING CONCERN. The auditors' report on the Company's financial statements for the year ended December 31, 2003 includes an explanatory paragraph stating that our losses, lack of cash and otherwise limited financial resources raise substantial doubt about our ability to continue as a going concern. The risk that we may not be able to continue in existence may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

WE WILL REQUIRE ADDITIONAL FINANCING. We believe that collections of our current accounts receivable and sales in 2004, together with recently obtained funding will be adequate to fund our operations for at least three to four months.
However, we will require additional financing during fiscal 2004. We have considerable accounts payable and accrued professional fees, which have aged considerably and need to be paid to avoid further undesirable collection action by vendors or even litigation. We have in the past, issued our common stock, when available to us, in lieu of cash payment of officer's salaries, commissions and consulting fees, although we may not be able to continue this practice. If additional financing is needed, we cannot be sure that sufficient financing will be available to us on acceptable terms or at all. If adequate funds are not available, we will have to further reduce our operations, resulting in delays, scale back or elimination of our research, engineering and development or manufacturing programs, or we may have to cease operation entirely. To raise funds through arrangements with partners or others may require us to relinquish rights to certain of our technologies, potential products or other assets. Thus, our inability to obtain the necessary financing will have a material adverse effect on our business, financial condition and operations.

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


WE LOST A LAWSUIT, WHICH BROUGHT A JURY VERDICT AGAINST US. In connection with the complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna

Co. Ltd. of Korea, a trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against us for $400,000. A settlement was reached, whereby we agreed to pay $200,000 in cash and to issue 700,000 shares of common stock. $125,000 has been paid to date and $25,000 is required to be paid quarterly until the balance is paid in full. If Amplidyne fails to make any payment when the same is due or within the fifteen (15) day cure period, then High Gain shall have the right to execute on the outstanding balance due under the $400,000 judgment, after crediting the value of the shares of stock transferred which shall be valued at $105,000 and crediting all payments made. High Gain will also be able to levy and execute its judgment, which will have an adverse effect on the company and may jeopardize our ability to continue to operate.

      OUR SUCCESS RELIES UPON THE GROWTH OF WIRELESS TELECOMMUNICATIONS SERVICES. The demand for our products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers and our high speed wireless internet access products. During 2002 and 2003, a major downturn occurred in the Telecommunications market and recovery may not occur for a year or two, therefore the demand for our products will remain subject to great uncertainty from quarter to quarter.

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

      OUR SUCCESS RELIES ON A SMALL NUMBER OF CUSTOMERS AND OUR SALES ORDERS HAVE HAD A HIGH DEGREE OF DELAYS AND CANCELLED ORDERS. In 2002, two customers accounted for 60% of net sales (44% and 16%). In 2003, two customers accounted for 80% of net sales (49% and 31%). In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers, we anticipate that sales of our products to relatively few customers will account for a majority of our 2004 revenues. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

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

      MANAGEMENT OF OUR COMPANY OWNS A SIGNIFICANT AMOUNT OF OUR OUTSTANDING COMMON STOCK. Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 30% of our issued and outstanding common stock, not including common stock options they may own. Subsequent to December 31, 2003, this control has shifted to Phoenix Capital Holdings (the acquirers of Class C Convertible Preferred Stock) by virtue of the issuance of an irrevocable proxy by Devendar Bains. As of March 31, 2004, Phoenix has effective control over 53% of the Company's common stock. Accordingly, such holders may be in a position to affect the election of all of our directors and control the company.

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

      RISKS ASSOCIATED WITH SALES OUTSIDE OF THE UNITED STATES MAY ADVERSELY AFFECT OUR BUSINESS. International sales represented approximately 67 % and 85% of our net revenues for the years ended December 31, 2002 and 2003, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

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

      WE ARE DEPENDENT UPON MANAGEMENT AND TECHNICAL PERSONNEL. Our success is highly dependent upon the continued services of Devendar Bains; our Chief Executive Officer. The employment agreement terminates April 30, 2005 and contains certain covenants not to compete against our company following termination of employment with our company. We cannot be sure whether we will be able to replace Mr. Bains if his services become unavailable.

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

      ADDITIONAL AUTHORIZED SHARES OF COMMON STOCK AND PREFERRED STOCK AVAILABLE FOR ISSUANCE MAY ADVERSELY AFFECT THE MARKET. We are authorized to issue 25,000,000 shares of our common stock. As of December 31, 2003, there were 10,376,500 shares of our common stock issued and outstanding, which amount does not include:

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

            o     (9) 55,000 exercisable at $1.20 through September 30, 2004

            o     (10) 300,000 exercisable at $2.00 through December 31, 2005

            o     (11) 75,000 exercisable at $.96 through March 2007

            o     (12) 80,000 exercisable at $1.50 through December 2004.

            2,021,000 shares of our common stock issuable upon exercise of options granted to our employees and Directors at exercise prices ranging from $0.15 to $3.25 per share.

      As of December 31, 2003, after reserving a total of 2,996,000 shares of our common stock for issuance upon the exercise of all options and warrants described above, we will have at least 11,627,500 shares of authorized but unissued common stock available for issuance without further shareholder approval. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market for our securities.

      In addition, we have 1,000,000 shares of authorized preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of our preferred stock could have an adverse effect on the holders of our common stock. Subsequent to year end, we issued 54,325 shares of Series C Convertible Preferred Shares to Phoenix Opportunity Fund III, L.P. who in connection therewith has obtained effective control of 53% of the Company's voting stock.

      SHARES ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET. As of December 31, 2003 we had 10,376,500 shares of our common stock issued and outstanding. Of these 10,376,500 shares of issued and outstanding common stock, approximately 5,914,270 shares are considered "restricted securities". These "restricted securities" may be sold pursuant to Rule 144 of the Securities Act of 1933 as follows:

      o Approximately 5,914,270 shares of our common stock may currently be sold pursuant to Rule 144;

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

      THE EXERCISE OF OUTSTANDING OPTIONS AND WARRANTS MAY ADVERSELY AFFECT THE MARKET FOR OUR COMMON STOCK. As of December 31, 2003, we had the following outstanding stock options and warrants to purchase shares of our common stock:

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

            (9)   55,000 exercisable at $1.20 through September 30, 2004

            (10)  300,000 exercisable at $2.00 through December 31, 2005

            (11)  75,000 exercisable at $.96 through March 2007

            (12)  80,000 exercisable at $1.50 through December 2004.

      In addition, we have reserved 2,221,000 shares of our common stock for issuance pursuant to outstanding employee stock options. The exercise of our outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of our common stock underlying such options or warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us those provided in such securities.

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

The Company is a party to the following matters:

1. HIGH GAIN ANTENNA CO., LTD. OF KOREA

The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint sought damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. A trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company filed a motion in the Law Division for a new trial, which was denied, and gave a notice of appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. 2. A stipulated settlement was signed on January 3, 2003. According to the settlement the Company would pay $200,000 in cash, to be paid in installments. $125,000 has been paid to date; the balance of $75,000 has to be paid in quarterly payments of $25,000. The Company also issued 700,000 shares of common stock.

2. AMPLIDYNE, INC. V. WAYNE FOGEL, DIGITAL COMMUNICATIONS NETWORK, INC. AND INTERNET NETWORK CORPORATION

On May 30, 2002, the Company filed a two-count lawsuit against the above mentioned defendants in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. Internet Network Corporation has a pending motion seeking sanctions against the Company for violating the bankruptcy automatic stay for debtors in bankruptcy proceedings. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.

3. The Company was served with class action complaints on behalf of all purchasers of the Company's common stock and warrants between September 9, 1999 and September 14, 1999. By orders of the District Court for the District of New Jersey, the actions were consolidated and lead plaintiffs were appointed. On or about March 24, 2000, the Company was served with a consolidated and amended class action complaint on behalf of purchasers of the Company's common stock and warrants between September 9, 1999 and September 17, 1999. That complaint alleged that the Company and other individuals violated the federal securities laws by, among other things, the issuance of a press release on September 9, 1999. Although the Company believed that the complaint had no merit and vigorously contested it, the Company and the other parties to the class action reached a settlement on May 2, 2001, which was approved by the District Court for the District of New Jersey on August 14, 2001 (which became effective on September 14, 2001) Pursuant to the settlement agreement, a settlement fund consisting of $750,000 in cash ($50,000 of which was paid directly by the Company) was established for the benefit of members of the class. In addition, the Company issued 324,486 freely tradable shares of its common stock (which was valued at $500,000 as of May 2, 2001) on behalf of the class members. The Company had recorded the cost of the litigation, including a credit to Additional Paid-In Capital for the value of the settlement that has been settled by the issuance of common stock. .

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

4. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. Management has been in settlement discussions with the plaintiff, but to date has not reached an accord. The Company is seeking representation on this matter, but presently is unrepresented. No determination has been made as to the amount of damages, if any, the Company would be required to pay. Accordingly, there is no provision in the financial statements for any damages in connection with this matter.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of stockholders in 2003.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
        STOCKHOLDER MATTERS.

      The Company's Common Stock and Warrants commenced trading on the NASDAQ Small Cap Market on January 22, 1997. The Warrants were redeemed in May 2000. The Common Stock was regularly quoted and traded on the NASDAQ Small Cap Market under the symbol AMPD, through January 13, 2003. Since January 14, 2003, the common stock trades on the NASD OTC Bulletin Board under the symbol AMPD.OB.

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

Common Stock
------------

          2002 Calendar Year                                  High         Low
          ------------------                                  ----         ---

          January 1-March 31                                  1.37        .86
          April 1-June 30                                     1.07        .58
          July 1-September 30                                  .57        .10
          October 1-December 31                                .28        .08

          2003 Calendar Year
          ------------------

          January 1 - March 31                                 .18        .05
          April 1-June 30                                      .14        .05
          July1-September 30                                   .15        .07
          October 1-December 31                                .14        .04

          2003 Calendar Year
          ------------------

          January 1-March 31                                   .20        .04



On March 31, 2004, the closing price of the Common Stock as reported on the NASD OTCBB was $.10. On March 31, 2004 there were 10,376,500 shares of Common Stock outstanding, held of record by approximately 80 record holders (with over 2,300 beneficial owners).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
        FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS - FISCAL YEAR ENDED DECEMBER 31, 2003 COMPARED TO FISCAL YEAR ENDED DECEMBER 31, 2002.

Revenues for the fiscal year ended December 31, 2003 decreased by $262,509 from $1,613,734 to $1,351,225, or 16% compared to the fiscal year ended December 31, 2002. The primary reason for the decrease was the general decline in purchasing of equipment by the telecommunications industry. The decline is largely represented by the decrease in sales to United States customers, which went down to $201,087 in 2003 from $572,084 in 2002, a decrease of $370,997 or 65%. Sales substantially declined in the fourth quarter of 2003. Fourth quarter sales represented only approximately 9% of the total sales for the year ($120,881).

The majority of the amplifier sales for the year ended December 31, 2003 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer.

The Company has continued to develop its IMT 2000 amplifiers for the worldwide 3G market, however, deployment of this technology has been delayed. The Company has focused its sales and marketing efforts in the more stable United States, European and Canadian markets.

Cost of sales was $1,411,679 or 104% of sales (including an inventory write-down of $164,672) during the year ended December 31, 2003, compared to 94% during the same period for 2002. Our fixed overhead costs are relatively high for our current sales volume. Excluding the inventory write-down, the cost of sales for the year ended December 31, 2003 was $1,247,007 or 92% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry and a write-down of obsolete inventory of $164,672. Gross margin decreased from the year ended December 31, 2001 because of lower amplifier sales resulting in higher fixed direct costs and lower margins for the high-speed wireless Internet products. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2003.

Selling, general and administrative expenses decreased in 2003 by $1,235,556 to $852,877 from $2,088,433, in 2002. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 63% in 2003 and 129% in 2002. The principal factors contributing to the increase in selling, general and administrative expenses were related to labor cutbacks and general cost cutting throughout the year.

Research, engineering and development expenses were 21% of net sales in 2003 compared to 25% in 2002. In 2003 and 2002, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had interest income and other income in 2002 of $3,170 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $3 in 2003 because we no longer have any interest bearing temporary investments. Interest income declined by $3,167 or approximately 100%, which is consistent with the steady decline in cash balances and interest rates in 2003. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $180,316 in 2003 and $163,687 in 2002.

Interest expense was $3,657 in 2003 compared to $932 in 2002 and principally related to balances due on capitalized leases for testing equipment.

Actual and estimated litigation settlement costs (see financial statement Note I
- Litigation) have been provided in both 2003 and 2002, to reflect our known exposure in litigation against the Company, as well as the actual cost of the settlement of the following matters:

o Settlement of the High Gain Antenna matter for $200,000 plus 700,000 shares of restricted common stock of the Company (total charge $229,400).

o Because of the remoteness of any further assertions in another matter, we determined that the charge of $85,000 from 2001 should be reversed in 2002.

There was no stock compensation cost for 2003 or 2002.

As a result of the foregoing, the Company incurred net losses of $980,496 or $0.10 per share for the year ended December 31, 2003 compared with net losses of $2,380,026 or $0.25 per share for the same period in 2002.

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

The Company had interest income and other income in 2001 of $50,915 due to influx of new capital during 2000 and 2001 from our private placements and exercise of warrants and options. Interest income went down to $3,170 in 2002 because our cash balances which we have historically temporarily invested in interest bearing accounts declined by $709,879 and interest rates went down. This is a decline of approximately 102%. Interest income declined by $47,745 or approximately 94%, which is consistent with the steady decline in cash balances and interest rates in 2002. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $163,687 in 2002 and $189,744 in 2001.

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

Actual and estimated litigation settlement costs (see financial statement Note I
- Litigation) have been provided in both 2002 and 2001, to reflect our known exposure in litigation against the Company, as well as the actual cost of the settlement of the following matters:

* Class action lawsuit in 2001 with a cash cost of $50,000 to the Company plus the issuance of free-trading common shares valued at $500,000.

* Settlement of the High Gain Antenna matter for $200,000 plus 700,000 shares of restricted common stock of the Company (total charge to operations in 2002 was $229.400).

* Because of the remoteness of any further assertions in another matter, we determined that the charge of $85,000 from 2001 should be reversed in 2002.

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

LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2003, we had an accumulated deficit of $22,930,175. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of December 31, 2003, our current liabilities exceeded our cash and receivables by $906,027. Our current ratio was 0.51 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.09 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due.

Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of December 31, 2003, we had an overdraft of $17,855 compared to an overdraft of $11,938 at December 31, 2002. Overall our overdraft increased by $5,917 during 2003. Our cash used for operating actives was $226,064, excluding the benefit of salary deferrals by officer/stockholders of $109,988. This was principally funded by officer and investor loans aggregating $67,701 and the sales of property and equipment of $44,500.

The allowance for doubtful accounts on trade receivables increased form $143,000 (25% of accounts receivable of $583,506) in 2002 to $251,000 (73% of accounts receivable of $342,482) in 2003. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. In 2002, we had several large outstanding balances that we had doubt we would collect. Provision for doubtful accounts receivable decreased from $291,471 in 2002 to $108,000 in 2003.

Our inventories decreased by $519,004 to $407,709 in 2003 compared to $926,713 in 2002, a decrease of 56% We believe that the reasons for the decreased inventories primarily due to write-downs and distress sales of parts to generate cash.

During 2002 we raised $540,000 from the privately placed sale of securities and collected $180,000 from subscriptions receivable for our preferred stock offering at December 31, 2001 for a total of $720,000. During 2001, the Company raised $1,054,750 ($180,000 of which was collected in 2002) from the privately placed sale of securities and from the exercise of warrants and options, which were used for working capital purposes. The Company has several lease obligations for its premises and certain equipment and an automobile requiring minimum monthly payments of approximately $5,900 through July 2004. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2003 or 2002, it may to do so in 2004. To help alleviate the cash flow difficulties, the Chief Executive Officer agreed to defer an aggregate of $139,706 of salaries. The Vice President of Operations also agreed to defer $44,281 of salaries.

The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

In 2003, the Company settled a litigation matter for cash payments aggregating $200,000 plus 700,000 shares of restricted common stock, with a down payment of $75,000 in March 2003 and $25,000 per quarter from June 2003 through May 2004.

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

With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, we believe that we will have great difficulty meeting our working capital and litigation settlement obligations over the next 12 months. We are presently dependent on cash flows generated from sales and loans from officers to meet our obligations. While the Company has obtained financing through the issuance of Series C Convertible Preferred Stock subsequent to December 31, 2003, our inability to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.


ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB.


ITEM 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

ITEM 8A: CONTROLS AND PROCEDURES

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT OF THE REGISTRANT

      The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:


NAME                          AGE         POSITION(S) WITH THE COMPANY
----                          ---         ----------------------------

Devendar S. Bains*            53          Chairman of the Board, Chief Executive
                                          Officer, Treasurer and Director

Tarlochan Bains               54          Vice President-Operations and Director

Nirmal Bains                  46          Secretary

Charles J. Ritchie*           62          Director

Manish V. Detroja*            36          Director


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

      The audit committee reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The audit committee adopted an audit committee charter in 2002 and intends to adopt a new charter, which conforms to the requirements of the Sarbanes-Oxley Act of 2002.

      The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2003 with management. The audit committee has discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented. The audit committee has received the written disclosures and the letter from the independent auditors required by Independence Standards Board Standard No. 1, as may be modified or supplemented, and has discussed with the independent auditors the auditors' independence. Based on the review and discussions noted above, the audit committee recommended to the Board of Directors that the audited financial statements be included in the Company 2003 Annual Report on Form 10-KSB.

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

      For the year ended December 31, 2003, the Company incurred professional fees to its auditors in the amount of $18,000, all of which related to auditing and quarterly review services. No non-audit services have been provided to the Company by its current auditor.

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

      To the Company's knowledge, based solely upon its review of the copies of such reports furnished to the Company during the year ended December 31, 2003, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were satisfied.

CODE OF ETHICS

      Despite the Sarbanes-Oxley requirement to have a Board approved Code of Ethics adopted by the Company, we have not as of yet created or adopted such a code. The Board intends to prepare and adopt a code of Ethics within the next 90 days.

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

                                                                                            LONG TERM COMPENSATION
                                                                                   -----------------------------------------
                                                                                  AWARDS                      PAYOUTS
                                                                                  ------                      -------
                                            ANNUAL COMPENSATION
                                            -------------------
                                                                         RESTRICTED      SECURITIES
NAME OF INDIVIDUAL                                         OTHER ANNUAL   STOCK           UNDERLYING         LTIP      ALL OTHER
AND PRINCIPAL POSITION     YEAR      SALARY     BONUS($)   COMPENSATION   AWARDS        OPTIONS/SARS (#)    PAYOUTS       COMP
---------------------------------------------------------------------------------------------------------------------------------

Devendar S. Bains,         2003     $162,000(4)    ---      $20,000 (1)
Chairman, Chief
Executive Officer,         2002     $162,000(2)    ---      $20,000 (1)
And Treasurer              2001     $162,000       ---      $20,000 (1)


Tarlochan Bains,           2003     $100,000(5)    ---
Vice President             2002     $100,000(3)    ---
and Director               2001     $125,000       ---


(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation.

(2) Includes $54,000 accrued but unpaid at December 31, 2002. The accrued amount was paid in 2003. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains

(3) Includes $20,000 accrued but unpaid at December 31, 2002. The accrued amount was paid in 2003.

(4) Of the salary, $22,293 was paid and $139,707 was accrued but not paid in the year ended December 31, 2003. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains

(5) Of the salary, $55,719 was paid and $44,281 was accrued but not paid in the year ended December 31, 2003.

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

      There were no conversions of unpaid salary into equity from 2000 to 2003.

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

      As of December 31, 2003, 1,856,000 options to purchase Common Stock under the Option Plan were granted and/or reserved to certain employees, including Devendar Bains (300,000 options), Tarlochan Bains (300,000 options), and Nirmal Bains (50,000 options), the Company's Chief Executive Officer, Vice President-Operations and Secretary, respectively. The options are exercisable at $0.15 and expire on May 31, 2004. 60,000 options to purchase Common Stock were granted to each of Messrs. Detroja and Ritchie, Directors of the Company. These options are exercisable at $0.07, are fully vested and expire on November 30, 2008. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

Other Options

      As of December 31, 2003, each of Messrs. Detroja and Ritchie also own 130,000 options to purchase Common Stock, 70,000 of which are exercisable at $0.20 per share, are fully vested and expire May 31, 2006 and 60,000 are exercisable at $0.07 per share, are fully vested and expire November 30, 2008. In addition, pursuant to the terms a former employee's employment agreement employment agreement, the Company, in 2002, issued 300,000 options to purchase Common Stock exercisable at $1.50 per share. The options are fully vested and expire December 31, 2005.

Audit Committee

The Audit Committee does not have a financial expert. The Board has been unable to find a suitable expert to fill that position.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 31, 2004 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:


Name of Beneficial                 Number of Shares             Percentage (%)
Owner*                             of Common Stock(1)           of Ownership
------                             ------------------           ------------

Devendar S. Bains(2)                  3,272,985                     27.98

Tarlochan Bains(3)                      178,456                      1.53

Nirmal Bains(2)                       3,272,985                     27.98

Charles J. Ritchie(4)                   130,000                      1.11

Manish V. Detroja(5)                    130,000                      1.11

Joseph Giamanco (6)                     584,674                      5.00

Jerome Belson (7)                       808,402                      6.91

All Officers and Directors
  As a group (5 persons)(8)           3,711,441                     31.73

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

(4) The address for such person is 92 Parker Road, Long Valley, NJ 07853. Includes 130,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

(5) The address for such person is 2001 Buckingham Dr., Jamison, PA, 18929. Includes 130,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     $55,982 was owed to the Company by the Chief Executive Officer and principal shareholder as of December 31, 2001. In 2002, this officer repaid this loan and advanced to the Company additional sums aggregating $152,308 of which $136,000 was repaid in 2002. Additionally, he agreed to defer $54,000 (2002) and $139,706 (2003) of salaries to help the Company with its cash flow. The Vice President of Operations and the Secretary each also agreed to defer $44,281 and $9,000 of salaries, respectively, in 2003. In 2003, the Chief Executive Officer and principal shareholder loaned the Company an additional $310,401 and was repaid $262,700. As of December 31, 2003, the Company owed $203,716 to the Chief Executive Officer for loans ($64,010) and accrued salaries ($139,706) and owed other officers an aggregate of $53,281 for accrued salaries. The total due to all officers combined at December 31, 2003 was $256,997.

      From January through March 2004, the Chief Executive Officer loaned the Company an additional $18,000. As of March 31, 2004 the Company owed $244,908 to this officer for loans and accrued salaries.

      Mr. Detroja, a director of the Company, is the president and chief executive officer of one of the Company's vendors. During 2003 and 2002, the Company made purchases of approximately $38,000 and $24,000, respectively, from this vendor.

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

                                     PART IV

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(A)(1) FINANCIAL STATEMENTS.

      The following financial statements are included in Part II, Item 7:


Index to Financial Statements                                        F1

Report of Independent Certified Public Accountants                   F2

Balance Sheets                                                       F3-F4

Statement of Operations                                              F5

Statement of Stockholders' Equity                                    F6

Statement of Cash Flows                                              F7

Notes to Financial Statements                                        F8-F22

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

      10.9* Agreement between the Company and ENS Engineering.23.1

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

**    Incorporated  by  Reference to the  Company's  Form 8-K filed on August 3,
      1999.

      (b)   REPORTS ON FORM 8-K

      The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2002.

      The Company filed a report on Form 8-K in the first quarter of 2004

                                 AMPLIDYNE, INC.

                          INDEX TO FINANCIAL STATEMENTS


                                                                   Page
                                                                   ----

Report of Independent Certified Public Accountants                 F2

Financial Statements

         Balance Sheets                                            F3 to F4

         Statements of Operations                                  F5

         Statement of Stockholders' Equity                         F6

         Statements of Cash Flows                                  F7

         Notes to Financial Statements                             F8 to F22

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
AMPLIDYNE, INC.

We have audited the accompanying balance sheet of Amplidyne, Inc. as of December 31, 2003 and 2002, and the related statements of operations, stockholders' equity (deficiency), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KAHN BOYD LEVYCHIN, LLP

New York, New York
March 31, 2004

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS
                                  December 31,

 ASSETS
                                                                                  2003                2002
                                                                               -----------         -----------
CURRENT ASSETS
         Accounts receivable, net of allowance for doubtful accounts of
           $251,000 and  $143,000 in 2003 and 2002, respectively               $    91,482         $   440,506
         Inventories                                                               407,709             926,713
         Prepaid expenses and other                                                 12,307              24,616
                                                                               -----------         -----------

                  Total current assets                                             511,498           1,391,835

PROPERTY AND EQUIPMENT - AT COST

         Machinery and equipment                                                   565,629             725,628
         Furniture and fixtures                                                     43,750              43,750
         Autos and trucks                                                           66,183              66,183
         Leasehold improvements                                                      8,141               8,141
                                                                               -----------         -----------
                                                                                   683,703             843,702
         Less accumulated depreciation and amortization                           (646,627)           (760,633)
                                                                               -----------         -----------
                                                                                    37,076              83,069
                                                                               -----------         -----------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                      35,625              45,068
                                                                               -----------         -----------

                                                                               $   584,199         $ 1,519,972
                                                                               ===========         ===========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS
                                  December 31,

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
                                                                                      2003                 2002
                                                                                  ------------         ------------
CURRENT LIABILITIES
         Overdraft                                                                $     17,855         $     11,938
         Current maturities of lease obligations                                            --                2,041
         Accounts payable                                                              411,171              410,445
         Accrued expenses                                                               81,486              155,027
         Accrued settlement of litigation                                              170,000              295,000
         Advances from customers                                                        60,000                   --
         Loans payable - officers                                                      256,997               99,308
                                                                                  ------------         ------------
                                    Total current liabilities                          997,509              973,759

Notes payable, convertible into common stock at the holders' option                     20,973                   --
                                                                                  ------------         ------------

                           TOTAL LIABILITIES                                         1,018,482              973,759

COMMITMENTS AND OTHER COMMENTS - NOTE G
RELATED PARTY TRANSACTIONS - NOTE H
LITIGATION - NOTE I
SUBSEQUENT EVENTS - NOTE J

STOCKHOLDERS' EQUITY (DEFICIENCY)

         Common stock - authorized, 25,000,000 shares of $.0001 par value;
                  shares 10,376,500 and 9,676,500 shares issued
                  and outstanding at December 31, 2003 and 2002,                         1,038                  968
                  respectively
         Additional paid-in capital                                                 22,494,854           22,494,924
         Accumulated deficit                                                       (22,930,175)         (21,949,679)
                                                                                  ------------         ------------
                                                                                      (434,283)             546,213
                                                                                  ------------         ------------

                                                                                  $    584,199         $  1,519,972
                                                                                  ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                             YEAR ENDED DECEMBER 31,

                                                                         2003                 2002
                                                                     ------------         ------------
Net sales                                                            $  1,351,225         $  1,613,734
Cost of goods sold  (net of inventory
         write-down of $164,672 in 2003 and $233,995 in 2002)           1,411,679            1,520,238
                                                                     ------------         ------------
                  Gross profit                                            (60,454)              93,496

Operating expenses
         Selling, general and administrative                              852,877            2,088,433
         Research, engineering and development                            287,629              406,614
                                                                     ------------         ------------


                  Operating loss                                       (1,200,960)          (2,401,551)

Nonoperating income (expenses)
         Interest income and other income                                       3                3,170
         Interest expense                                                  (3,657)                (932)
         Litigation settlement costs                                           --             (144,400)
         Gain on sale of property & equipment                              44,500                   --
         Sale of New Jersey tax benefits                                  180,316              163,687
                                                                     ------------         ------------

                  Loss before income taxes                               (979,798)          (2,380,026)

Provision for income taxes                                                    698                   --
                                                                     ------------         ------------

                  NET LOSS                                           $   (980,496)        $ (2,380,026)
                                                                     ============         ============

Net loss per share - basic and diluted                               $      (0.10)        $      (0.25)
                                                                     ============         ============

Weighted average number of shares outstanding                          10,318,167            9,386,790
                                                                     ============         ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 AMPLIDYNE, INC.
                 STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                     YEARS ENDED DECEMBER 31, 2003 AND 2002


                                                           Preferred Stock                     Common Stock
                                                    ----------------------------       ----------------------------
                                                      Shares           Par Value         Shares          Par Value
                                                    ----------        ----------       -----------       ----------
BALANCE AT DECEMBER 31, 2001                            55,000        $        6         7,892,661       $      790

Net loss for the year ended December 31, 2002
Cost of litigation to be settled in issuable
common stock, actually issued in the year
ended December 31, 2003
Issuance of common stock in settlement
of class action                                                                            324,486               32
Issuance of common stock, net of costs                                                     750,000               75
Conversion of preferred stock to common stock          (55,000)               (6)          701,194               70
Issuance of common stock for services
rendered by  third party                                                                     8,159                1
                                                    ----------        ----------       -----------       ----------

BALANCE AT DECEMBER 31, 2002                                --                --         9,676,500              968

Net loss for the year ended
December 31, 2003 Issuance of common stock in
connection with litigation settled in
the year ended December 31, 2002                                                           700,000               70
                                                    ----------        ----------       -----------       ----------
BALANCE AT DECEMBER 31, 2003                                --        $       --        10,376,500       $    1,038
                                                    ==========        ==========       ===========       ==========


                                                            Additional
                                                             Paid-In          Accumulated     Subscriptions
                                                             Capital            Deficit         Receivable          Total
                                                           ------------      ------------      ------------      ------------
BALANCE AT DECEMBER 31, 2001                               $ 21,921,495      $(19,569,653)     $   (180,000)     $  2,172,632

Net loss for the year ended December 31, 2002                                  (2,380,026)                         (2,380,026)
Cost of litigation to be settled in
issuable common stock, actually issued
in the year ended December 31, 2003                              29,400                                                29,400
Issuance of common stock in settlement of class action              (32)
Issuance of common stock, net of costs                          539,925                                               540,000
Conversion of preferred stock to common stock                       (64)          180,000           180,006
Issuance of common stock for services
rendered by  third party                                          4,200                --                --             4,201
                                                           ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 2002                                 22,494,924       (21,949,679)               --           546,213

Net loss for the year ended December 31, 2003                                    (980,496)                           (980,496)
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002              (70)                                                   --
                                                           ------------      ------------      ------------      ------------

BALANCE AT DECEMBER 31, 2003                               $ 22,494,854      $(22,930,175)     $         --      $   (434,283)
                                                           ============      ============      ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                             YEAR ENDED DECEMBER 31,

                                                                                  2003             2002
                                                                               -----------      -----------
Cash flows from operating activities:

Net Loss                                                                       $  (980,496)     $(2,380,026)
                                                                               -----------      -----------
Adjustments to reconcile net loss to net cash used in operating activities
                  Provision for doubtful accounts receivable                       108,000          291,471
                  Gain on sale of property & equipment                             (44,500)              --
                  Loss on write-down of long-term financed receivables
                           previously included within other assets                  30,058               --
                  Salary deferrals added to officer loans                          109,988           83,000
                  Provision for inventory write-down                               164,672          233,995
                  Depreciation and amortization                                     45,994           73,373
                  Provision for litigation settlement costs                             --          144,400
                  Payment of  litigation settlements                              (125,000)         (80,000)
                  Changes in assets and liabilities
                           Accounts receivable                                     241,024         (282,788)
                           Inventories                                             354,332           20,974
                           Prepaid expenses and other assets                        (8,307)          (1,152)
                           Accounts payable and accrued expense                    (72,814)         392,631
                           Advance from customer                                    60,000               --
                           Accrued interest on notes payable convertible
                               into common stock at holders' option                    973               --
                                                                               -----------      -----------
                                    Total adjustments                              864,420          875,904
                                                                               -----------      -----------
                   Net cash used for operating activities                         (116,076)      (1,504,122)
                                                                               -----------      -----------

Cash flows from investing activities:
         Proceeds from sale of property and equipment                               44,500               --
         Change in security deposits                                                    --            7,038
         Purchase of property and equipment                                             --           (1,966)
                                                                               -----------      -----------
                  Net cash provided by investing activities                         44,500            5,072
                                                                               -----------      -----------

Cash flows from financing activities:
         Increase in overdraft                                                       5,916           11,938
         Proceeds of  notes payable convertible into common stock
                  at holders' option                                                20,000               --
         Payment of capital lease obligations                                       (2,041)          (7,230)
         Proceeds of loans from officer                                             47,701           72,200
         Proceeds from sale of common stock, net of costs                               --          544,201
         Collection of Subscriptions receivable preferred stock                         --          180,000
                                                                               -----------      -----------
                  Net cash  (used for) provided by financing activities             71,576          801,109
                                                                               -----------      -----------
                           NET  (DECREASE) IN CASH                                                 (697,941)

Cash and cash equivalents at beginning year                                             --          697,941
                                                                               -----------      -----------
Cash and cash equivalents at end year                                          $                $        --
                                                                               ===========      ===========

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                               $     3,657      $       932
                        Income taxes                                           $       698      $        --

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

Amplidyne, Inc. (the Company) has historically operated in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. The Company has introduced products which offer high-speed wireless internet connectivity to residential and business clients of internet service providers. These products are sold under the AmpWave(TM) name. As of January 2004, the Company is effectively controlled by Phoenix Opportunity Fund III, L.P. (see Note J - Subsequent Events)

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $980,496 and $2,380,026 in 2003 and 2002, respectively.

With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and loans from officers to meet our obligations. While the Company has obtained financing through the issuance of Series C Convertible Preferred Stock subsequent to December 31, 2003, our inability to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations. In January 2004, the Company partially addressed these concerns by issuing Series C Convertible Preferred Stock (See Note J, Subsequent Events)

The Company funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company has in the past issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


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

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 2003 and 2002, inventories consisted of the following:

                                          2003            2002
                                        --------        --------
                Component parts         $290,178        $489,542
                Work-in-progress          36,052         209,822
                Finished Goods            81,479         227,349
                                        --------        --------
                                        $407,709        $926,713
                                        ========        ========

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


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

4. VALUATION OF LONG-LIVED ASSETS

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2003.

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

During 2003, two customers accounted for 80% of net sales (49% and 31%) and 45% of net accounts receivable at December 31, 2003. Export sales in 2003 accounted for approximately 85% of net sales and were primarily to Europe (54%), Canada (31%).

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


During 2002, two customers accounted for 60% of net sales (44% and 16%) and 71% of net accounts receivable at December 31, 2002. Export sales in 2002 accounted for approximately 67% of net sales and were primarily to Europe (46%), Canada (18%), and other foreign countries.

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

10. ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $5,792 and $68,878 for the years ended December 31, 2003 and 2002, respectively.

11. RECLASSIFICATIONS

Certain reclassifications were made to the 2002 amounts to conform to the current presentation.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


12. LOSS PER SHARE

Statement of Financial Accounting Standards No.128 (SFAS No. 128), Earnings per Share, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation for the years ended December 31, 2003 and 2002 were 945,000 shares.

13. SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                                   Year Ended      Year Ended
                                                   December 31,    December 31,
                                                      2003            2002
                                                   ----------      ----------
       Sales - external
                   Amplifier                        1,128,453      $  992,362
                   Internet business                  222,772         621,372
                                                   ----------      ----------
                                                   $1,351,225      $1,613,734
                                                   ==========      ==========

          Sales - external, by geographic area
                   United States                   $  201,087      $  572,084
                   Europe                             732,694         711,862
                   Canada                             417,444         273,350
                   All other foreign countries             --          56,438
                                                   ----------      ----------
                                                   $1,351,225      $1,613,734
                                                   ==========      ==========

          Inventory
                   Amplifier                       $  248,575      $  441,654
                   Internet business                  159,134         485,059
                                                   ----------      ----------
                                                   $  407,709      $  926,713
                                                   ==========      ==========

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


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

At December 31, 2003, the following 945,000 warrants, remained outstanding:

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

      (9)   55,000 exercisable at $1.20 through September 30, 2004

      (10)  300,000 exercisable at $2.00 through December 31, 2005

      (11)  75,000 exercisable at $.96 through March 2007

      (12)  80,000 exercisable at $1.50 through December 2004.

At December 31, 2003, the Company had employee stock options outstanding to acquire 2,221,000 shares of common stock at exercise prices of $0.15 to $3.25 per share.

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

During the first quarter ended March 31, 2002, the Company issued 324,486 shares of Common Stock to the members of a class action compliant settled in September 2001. The complaint, brought on behalf of purchasers of the Company's common stock during a specified period in a prior year, alleged that the Company and certain individuals violated the federal securities laws by, among other things, the issuance of a press release during that specified period.

During the second quarter ended June 30, 2002, the Company issued 8,159 shares of common stock to a customer in lieu of cash.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE D - STOCK OPTION PLANS

An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 1,656,000 options remained outstanding at December 31, 2003. The extension of the exercise date of the warrants mentioned above did not result in a charge to operations because the extension occurred prior to the effective date of FIN 44 and because the exercise price exceeded the market value of the underlying common stock at the date of the extension.

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

                                       2003                2002
                                   -----------         -----------
             Net loss              $(1,197,411)        $(2,567,411)

             Loss per share        $     (0.12)        $     (0.27)

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


Stock option activity during 2003 and 2002, is summarized below:

                                                Shares of common   Weighted average
                                               stock attributable exercise price of
                                                   to options         options
                                                   ----------         -------
        Unexercised at December 31, 2001           2,181,000           3.400
                 Expired at December 31, 2002       (180,000)          1.460
                 Issued during 2002                   50,000           0.200
                                                ------------
        Unexercised at  December 31, 2002          2,051,000           3.233
                 Issued during 2003                  200,000           0.150
                 Expired at December 31, 2003        (30,000)          3.250
                                                ------------
        Unexercised at December 31, 2003           2,221,000           0.669
                                                ============


The  following  table   summarizes   information   concerning   outstanding  and
exercisable options, including warrants issued to officers, at December 31, 2003:

                                      Options Outstanding                           Options Exercisable
                                      -------------------                           -------------------

                        Number      Weighted average                          Number            Weighted
         Exercise     outstanding at   remaining       Weighted average     exercisable at      average
         Prices        period end    contractual life   exercise price       period end       exercise price
         ------        ----------    ----------------   --------------       ----------       --------------
          0.150           1,346,000     1.4 years (1)         0.150         1,346,000           0.150
          1.150             200,000     1.4 years             1.150           200,000           1.150
          1.250             150,000     0.4 years             1.250           150,000           1.250
          3.125             100,000     0.25 years            3.125           100,000           3.250
          1.040              10,000     2 years               1.040            10,000           1.040
          1.120              10,000     2 years               1.120            10,000           1.120
          3.250              55,000     1 year                3.250            55,000           3.250
          1.500             300,000     2 years               1.500           300,000           1.500
          0.200              50,000     2.25 years            0.200            50,000            0.200
                          ---------                                         ---------
                          2,221,000                                         2,221,000

(1) Expiration date extended from May 1, 2000 to May 31, 2006 and was re-priced on April 9, 2003 from $4.00 to $.15 per share.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE E - INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2003, the Federal net operating loss carryforwards are approximately $15,440,000. The net operating loss carryforwards expire at various dates through 2023, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $5,400,000 and $5,100,000 has been provided on the deferred tax asset at December 31, 2003 and 2002, respectively.

The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2003 and 2002, the Company received $180,316 and $163,687, respectively, from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2004, although there can be no assurance a suitable transaction will be consummated. The New Jersey net operating loss carryforwards are approximately $4,267,000 at December 31, 2003.

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

The Company's tax provision for 2003 and 2002 is principally due to the impact of state income and minimum taxes.

NOTE F - ASSETS FORMERLY UNDER CAPITAL LEASE OBLIGATIONS

The Company had capital leases (at interest rates ranging from 8.5% to 14.2%) for certain equipment for use in its manufacturing and research, engineering and development activities. The remainder balances on these leases have been paid in full at December 31, 2003.

The cost of assets under capital leases was approximately $24,000 at December 31, 2003 and 2002, and is included in property and equipment. Accumulated depreciation at December 31, 2003 and 2002 was approximately $24,000.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE G - COMMITMENTS AND OTHER COMMENTS

1. OPERATING LEASES

During July 2000, the Company entered into a lease agreement for approximately 11,000 square feet of office and manufacturing space, for a five-year period ending July 13, 2004. The annual rental is $71,000 plus the Company's share of real estate taxes, utilities and other occupancy costs. The landlord holds a security deposit of $35,625 representing approximately 6 months rent.

Future remaining minimum lease payments on non-cancelable operating leases are $38,000 for 2004.

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $81,940 and $79,725 for the years ended December 31, 2003 and 2002, respectively.

2. EMPLOYMENT AGREEMENTS

Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary (the Officers). These agreements were extended to expire April 30, 2005. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

The Officers deferred a portion of their compensation from 1997 through 1999. In 1999 the Officers converted an aggregate of $181,131 of such deferrals, principally arising in 1999, into 66,378 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. During 2001, no shares were issued in lieu of officers' deferred compensation and no compensation was deferred. During 2003, the Chief Executive Officer deferred salaries of $139,707 and the Vice President of Operations and the Secretary each also deferred salaries of $44,281 and $9,000, respectively. During 2002, the Chief Executive Officer deferred salaries of $54,000 and the Vice President of Operations and the Secretary each also deferred salaries of $20,000 and $9,000, respectively. No shares were issued in lieu of officers' deferred compensation in either 2003 or 2002.

3. 401(K) PLAN

During 1996, the Company established a defined contribution plan, the Amplidyne, Inc. 401(k) Plan. The Company makes no contributions. All employees with greater than six months' service with the Company are eligible to participate in the plan. The plan is administered by a third party.


4. LETTER OF INTENT - ABORTED MERGER

In February, 2003, the Company entered into a letter of intent with V-Link, Inc., a provider of wireless networks for hotels whereby was to acquire all of that Company's common stock. V-Link, as a customer of the Company, advanced $100,000 in March 2003 for future orders which had been fulfilled by December 31, 2003. The merger negotiations have ceased and V-Link has sued the Company and its Chief Executive Officer (see Note I - Litigation - item 6).

5. NOTES PAYABLE CONVERTIBLE INTO COMMON STOCK AT HOLDERS' OPTION

In March 2003, two investors, each of which already own approximately 4% of the Company's outstanding common stock, loaned the Company $20,000. The terms of each loan provide for 6% interest

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


and are due in March 2005 with accrued interest. By their terms, the loans provide for accelerated payment under certain conditions, and conversion prior to maturity into the Company's common stock at the holder's option at the rate of $.10 per share. As of December 31, 2003, there are no conditions present that trigger an acceleration, nor has either holder exercised their option to convert them into common stock.

NOTE H - RELATED PARTY TRANSACTIONS

1. OFFICER / STOCKHOLDER LOANS

$55,982 was owed to the Company by the Chief Executive Officer and principal shareholder as of December 31, 2001. In 2002, this officer repaid this loan and advanced to the Company additional sums aggregating $152,308 of which $136,000 was repaid in 2002. Additionally, he agreed to defer $54,000 (2002) and $139,706
(2003) of salaries to help the Company with its cash flow. The Vice President of Operations and the Secretary each also agreed to defer $44,281 and $9,000 of salaries, respectively, in 2003. In 2003, the Chief Executive Officer and principal shareholder loaned the Company an additional $310,401 and was repaid $262,700. As of December 31, 2003, the Company owed $203,716 to the Chief Executive Officer for loans ($64,010) and accrued salaries ($139,706) and owed other officers an aggregate of $53,281 for accrued salaries. The total due to all officers combined at December 31, 2003 was $256,997.

2. PURCHASES FROM RELATED PARTY

A member of the Company's Board of Directors is President and CEO of one of the Company's vendors. During 2003 and 2002, the Company made purchases of approximately $38,000 and $24,000, respectively, from this vendor.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE I - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2003.

2. The Company was also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company South Korean sales rep. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay a total of $85,000 in twelve equal monthly installments, none of which has been paid to date. The Company has not received any required documents and releases from the plaintiff and management believes that the possibility of any further assertion in this matter is remote. Accordingly, the provision for litigation settlement costs for the year ended December 31, 2002, reflects a reduction for the estimated liability in this matter as of December 31, 2001. As of December 31, 2003, the status of this matter remains unchanged.

3. The Company was subject to a SEC formal order of investigation relating to the subject matter of the Class Action Lawsuit that was commenced in 1999 and settled in 2001. On May 22, 2003, the Commission filed a settled action in the United States District Court for the District of New Jersey against Amplidyne, Inc. ("Amplidyne") and its President, Chairman and Chief Executive Officer, Devendar S. Bains ("Bains"). The Commission's Complaint alleges that Amplidyne and Bains violated the antifraud provision of the federal securities laws by making false statements concerning Amplidyne's purported entry into the high speed Internet wireless access market. Simultaneously with the filing of the Complaint, Amplidyne and Bains, without admitting or denying the allegations in the Complaint, consented to the entry of a final judgment permanently enjoining both from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. In addition, Bains agreed to pay a civil penalty of $50,000.

4. The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. The complaint sought damages for an alleged breach of a contract for the repair of certain equipment purchased by plaintiff from a distributor of the Company's products and the Company. A trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against the Company for $400,000. The Company had filed a motion in the Law Division for a new trial, which was denied and gave notice of appeal to file an appeal of the verdict and judgment to the Superior Court of New Jersey, Appellate Division. Management later determined that pursuing the appeal would not be in the best interest of the Company and its shareholders.

In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was $29,400 as of February 4, 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). Accordingly, a provision for litigation settlement costs of $229,400 for the year ended December 31, 2002, was made to reflect an estimated liability for it at that date. The stipulation called for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgment of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgment after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. As of December 31, 2003, the balance due in connection with this matter was $75,000. Failure by the Company to timely meet the settlement terms would have a material adverse effect on the Company's financial position and prospects.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


5. On May 30, 2002, the Company filed a two-count lawsuit in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. Although the Company is confident in its position, it cannot predict the outcome of the case and any negative outcome may have a material adverse effect on the Company's financial position or prospects.

6. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. Management has been in settlement discussions with the plaintiff, but to date has not reached an accord. The Company is seeking representation on this matter, but presently is unrepresented. No determination has been made as to the amount of damages, if any, the Company would be required to pay. Accordingly, there is no provision in the financial statements for any damages in connection with this matter.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                             MARCH 31, 2003 AND 2002


NOTE J - SUBSEQUENT EVENTS

1. ISSUANCE OF SERIES C CONVERTIBLE PREFERRED STOCK

On January 28, 2004, the Company closed a $0.1 million financing from Phoenix and Phoenix Opportunity Fund III, L.P. ("Phoenix III"), which are managed by Phoenix Capital Holdings. Pursuant to the terms of the subscription agreement between the Company and Phoenix, Phoenix agreed to make an aggregate investment of approximately $100,000 in the Company in exchange for 282,700 shares of Series C Convertible Preferred Stock, representing approximately 80% of the outstanding stock of the Company on a fully diluted basis. As the Company will need to amend its certificate of incorporation or effect a reverse stock split in order to have sufficient authorized shares to complete the equity financing, Phoenix has made an initial investment of approximately $20,000 in exchange for 54,325 shares of Series C Convertible Preferred Stock of the Company, with the remaining portion of the equity investment to be completed after the recapitalization.

Phoenix also entered into a stock restriction agreement with Devendar Bains, pursuant to which Mr. Bains issued an irrevocable proxy to Phoenix until the recapitalization is completed, which, together with the shares received in connection with the initial investment, gives Phoenix effective control over 53% of the Company's voting stock.

In connection with the investment, Phoenix III has agreed to loan to the Company up to $0.4 million. The loan is secured by substantially all of the assets of the Company. The Company has drawn down approximately $80,000 of the loan immediately, $30,000 of which was immediately available to the Company and $50,000 of which had been placed into an escrow fund to be made available at such time as the Company completes its recapitalization. The Company has been allowed to draw down the $50,000 without completing the recapitalization. Generally, the remaining portion of the commitment is reserved for specific, enumerated purposes, and Phoenix III retains substantial discretion over the availability of the funds.

2. LOANS FROM AND REPAYMENTS TO OFFICER / STOCKHOLDER

From January through March 2004, the Chief Executive Officer loaned the Company an additional $18,000. As of March 31, 2004 the Company owed $244,908 to this officer for loans and accrued salaries. (See note H-1).

3. PAYROLL TAXES

The Company did not remit payments to Federal and state taxing authorities for taxes withheld from employees' pay, as well as the Company's share of those taxes for the first quarter of 2004. The balance of those taxes due approximate $38,000. Management estimates that taxing authorities will impose penalties and interest of approximately $5,000. Management is in the process of remedying this situation but the Company has not paid the taxes due as of March 31, 2004.

ITEM 14:

Audit fees

Aggregate fees bills by the Company's principal accountant were $18,000 in 2003 and $37,000 in 2002.

Audit-Related Fees

Aggregate fees billed for audit related services in 2002 were $8,500 and were principally for assistance in responses to S.E.C. comment letters. There were no audit related fees in 2003.

Audit Committee Policies and Procedures for Pre-Approval of Services

The audit committee is in the process of formulating procedures for pre-approval of all audit, review and attest services and non-audit services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           AMPLIDYNE, INC.

                                           By: /s/ Devendar S. Bains
                                               --------------------------------
                                               Name:  Devendar S. Bains
                                               Title: Chief Executive Officer,
                                               Treasurer, Principal Accounting
                                               Officer and Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Signature                                   Title                               Date
---------                                   -----                               ----
/s/ Devendar S. Bains               Chief Executive Officer,                April 14, 2004
---------------------------
Devendar S. Bains                   Treasurer, Principal Accounting
                                    Officer and Director


/s/ Tarlochan Bains                 Vice President and Director             April 14, 2004
---------------------------
Tarlochan Bains


/s/ Nirmal Bains                    Secretary                               April 14, 2004
---------------------------
Nirmal Bains


/s/Charles J. Ritchie               Director                                April 14, 2004
---------------------------
Charles J. Ritchie


/s/Manish V. Detroja                Director                                April 14, 2004
---------------------------
Manish V. Detroja