Form 10QSB
period 2004-03-31
AMPLIDYNE INC
filed 2004-05-24
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

                                 Yes _X_ No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 17, 2004 was 10,376,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2004

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1    FINANCIAL STATEMENTS (UNAUDITED):

          Balance Sheets..........................................1-2

          Statements of Operations..................................3

          Statement of Cash Flows...................................4

          Statement of Changes in Stockholder's Equity..............5

          Notes to Financial Statements..........................6-10

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...................11-13

Item 3.   Controls and Procedures..................................13


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.........................................14

Item 2.  Change in Securities......................................14

Signatures.........................................................15

Certification......................................................16

Exhibit 99.1.......................................................17

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

ASSETS
                                                                          March 31    December 31
                                                                            2004          2003
                                                                          ---------    ---------
CURRENT ASSETS
         Cash and cash equivalents                                        $  20,116    $      --
         Accounts receivable, net of allowance for doubtful accounts of
           $275,000 and  $143,000 in 2004 and 2003, respectively            140,104       91,482
         Inventories                                                        378,403      407,709
         Loan receivable - officer                                            1,000           --
         Prepaid expenses and other                                              --       12,307
                                                                          ---------    ---------

                  Total current assets                                      539,623      511,498
                                                                          ---------    ---------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                            567,906      565,629
         Furniture and fixtures                                              43,750       43,750
         Autos and trucks                                                    66,183       66,183
         Leasehold improvements                                               8,141        8,141
                                                                          ---------    ---------
                                                                            685,980      683,703
         Less accumulated depreciation and amortization                    (656,627)    (646,627)
                                                                          ---------    ---------
                                                                             29,353       37,076
                                                                          ---------    ---------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                               35,625       35,625
                                                                          ---------    ---------

                                                                          $ 604,601    $ 584,199
                                                                          =========    =========

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


   The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' EQUITY

                                                              March 31      December 31,
                                                                2004            2003
                                                            ------------    ------------
CURRENT LIABILITIES
         Overdraft                                          $         --    $     17,855
         Advances pursuant to financing agreement                 99,220              --
         Customer advances                                        60,000          60,000
         Accounts payable                                        570,120         411,171
         Accrued expenses                                        107,645          81,486
         Accrued settlement of litigation                        140,000         170,000
         Loans payable - officers                                305,689         256,997
                                                            ------------    ------------
                         Total current liabilities             1,282,674         997,509

Notes payable, convertible into common
  stock at the holders' option                                    21,273          20,973
                                                            ------------    ------------

                         TOTAL LIABILITIES                     1,303,947       1,018,482
                                                            ------------    ------------

OTHER COMMENTS - NOTE I

STOCKHOLDERS' EQUITY
         Common stock - authorized, 25,000,000 shares
             of $.0001 par value; shares 10,376,500
             and 10,376,500 shares issued and outstanding
             at March 31, 2004 and December 31,
             2003, respectively                                    1,038           1,038
         Additional paid-in capital                           22,494,854      22,494,854
         Accumulated deficit                                 (23,195,238)    (22,930,175)
                                                            ------------    ------------
                                                                (699,346)       (434,283)
                                                            ------------    ------------

                                                            $    604,601    $    584,199
                                                            ============    ============

Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31

                                                       Three Months Ended
                                                            March 31

                                                      2004            2003
                                                  ------------    ------------
Net sales                                         $    315,367    $    509,608
Cost of goods sold                                     288,400         278,857
                                                  ------------    ------------

                  Gross profit                          26,967         230,751

Operating expenses
         Selling, general and administrative           213,004         193,731
         Research, engineering and development          79,526          97,142
                                                  ------------    ------------

                  Operating loss                      (265,563)        (60,122)

Nonoperating income (expenses)
         Interest income and other income                   --               2
         Interest expense                                 (300)            (69)
         Gain on sale of property and equipment          4,000              --
                                                  ------------    ------------

                  Loss before income taxes            (261,863)        (60,189)

Provision for income taxes                               3,200              --
                                                  ------------    ------------

                  NET LOSS                        $   (265,063)   $    (60,189)
                                                  ============    ============

Net loss per share - basic and diluted            $      (0.03)   $      (0.01)
                                                  ============    ============

Weighted average number of shares outstanding       10,376,500      10,143,167
                                                  ============    ============


    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31


                                                                              Three Months Ended
                                                                                    March 31

                                                                               2004         2003
                                                                             ---------    ---------
Cash flows from operating activities:

Net Loss                                                                     $(265,063)   $ (60,189)
                                                                             ---------    ---------

Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                 10,000        7,400
                  Gain of sale of property & equipment                          (4,000)          --
                  Provision for doubtful accounts                               28,260
                  Interest accrued on convertible promissory note                  300
                  Salary deferred, added to officer loans                       30,692       20,500
                  Changes in assets and liabilities
                           Accounts receivable                                 (76,882)      34,096
                           Inventories                                          29,306        1,977
                           Prepaid expenses and other assets                    12,307       (4,243)
                           Customer advances                                        --      100,000
                           Accounts payable and accrued expense                155,108      (95,275)
                                                                             ---------    ---------

                                    Total adjustments                          185,091       64,455
                                                                             ---------    ---------

                   Net cash provided (used) for operating activities           (79,972)       4,266
                                                                             ---------    ---------

Cash flows from investing activities:
         Loans to officers                                                      (1,000)          --
         Proceeds on sale of property & equipment                                4,000           --
         Purchase of property and equipment                                     (2,277)          --
                                                                             ---------    ---------
                  Net cash provided by (used for) investing activities             723           --
                                                                             ---------    ---------

Cash flows from financing activities:
         Overdraft                                                             (17,855)     (11,939)
         Payment of lease obligations                                               --       (2,041)
         Officer loans                                                          18,000        9,500
         Proceeds from convertible promissory note                                  --       20,000
         Advances pursuant to financing agreement (Note C. 2.)                  99,220           --
                                                                             ---------    ---------

                  Net cash provided by financing activities                     99,365       15,520
                                                                             ---------    ---------

                  NET INCREASE (DECREASE) IN CASH                               20,116       19,786

Cash (overdraft) and cash equivalents beginning of period                           --           --
                                                                             ---------    ---------

Cash and cash equivalents at end of period                                   $  20,116    $  19,786
                                                                             =========    =========

Supplemental disclosures of cash flow information:

         Cash paid for: Interest                                             $      --    $      --
                        Income taxes                                         $      --    $      --

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                        STATEMENT OF STOCKHOLDERS' EQUITY
       YEAR ENDED DECEMBER 31, 2003 AND THREE MONTHS ENDED MARCH 31, 2004

                                                                Preferred Stock                 Common Stock
                                                           -------------------------     -------------------------
                                                             SHARES       PAR VALUE        SHARES       PAR VALUE
                                                           ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 2002                                       --     $       --      9,676,500     $      968

Net loss for the year ended December 31, 2003

Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002                                      700,000             70
                                                           ----------     ----------     ----------     ----------

BALANCE AT DECEMBER 31, 2003                                       --             --     10,376,500          1,038

Net loss for the three months ended March 31, 2004
                                                           ----------     ----------     ----------     ----------

BALANCE AT MARCH 31, 2004                                          --     $       --     10,376,500     $    1,038
                                                           ==========     ==========     ==========     ==========

                                                           ADDITIONAL
                                                             PAID-IN          ACCUMULATED      SUBSCRIPTIONS
                                                             CAPITAL            DEFICIT          RECEIVABLE         TOTAL
                                                           ------------      ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2001                               $ 22,494,924      $(21,949,679)     $         --     $    546,213

Net loss for the year ended December 31, 2003                                    (980,496)                          (980,496)

Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002              (70)                                                  --
                                                           ------------      ------------      ------------     ------------

BALANCE AT DECEMBER 31, 2003                                 22,494,854       (22,930,175)               --         (434,283)

Net loss for the three months ended March 31, 2004                               (265,063)                          (265,063)
                                                           ------------      ------------      ------------     ------------

BALANCE AT MARCH 31, 2004                                  $ 22,494,854      $(23,195,238)     $         --     $   (699,346)
                                                           ============      ============      ============     ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004

NOTE A  - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the six and three month periods ended March 31, 2004 and 2003 (b) the financial position at March 31, 2004 (c) the statements of cash flows for the six and three month period ended March 31, 2004 and 2003 , and (d) the changes in stockholders' equity for the three month period ended March 31, 2004 have been made. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2003 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2004.

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $265,063 for the three months ended March 31, 2004, has limited cash reserves and has seen its working capital decline by $257,040 to a deficiency of $(743,051) since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,122,454 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE C - STOCKHOLDERS' EQUITY

1.    WARRANTS AND OPTIONS

      At March 31, 2004, the following 945,000 warrants, remained outstanding:

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

      (9)   55,000 exercisable at $1.20 through September 30, 2004

      (10)  300,000 exercisable at $2.00 through December 31, 2005

      (11)  75,000 exercisable at $.96 through March 2007

      (12)  80,000 exercisable at $1.50 through December 2004.

      At March 31, 2004, the Company had employee stock options outstanding to acquire 2,221,000 shares of common stock at exercise prices of $0.15 to $3.25.

2.    SERIES C CONVERTIBLE PREFERRED STOCK

      On January 28, 2004, the Company closed a $0.1 million financing from Phoenix and Phoenix Opportunity Fund III, L.P. ("Phoenix III"), which are managed by Phoenix Capital Holdings. Pursuant to the terms of the subscription agreement between the Company and Phoenix, Phoenix agreed to make an aggregate investment of approximately $100,000 in the Company in exchange for 282,700 shares of Series C Convertible Preferred Stock, representing approximately 80% of the outstanding stock of the Company on a fully diluted basis. As the Company would need to amend its certificate of incorporation or effect a reverse stock split in order to have sufficient authorized shares to complete the equity financing, Phoenix was to make an initial investment of approximately $20,000 intended to be in exchange for 54,325 shares of Series C Convertible Preferred Stock of the Company, with the remaining portion of the equity investment to be completed after the recapitalization. The preferred shares were not issued because the Company is not in good standing with the State of Delaware and could not amend its certificate of incorporation to authorize the new shares.

      Phoenix also entered into a stock restriction agreement with Devendar Bains, pursuant to which Mr. Bains issued an irrevocable proxy to Phoenix until the recapitalization is completed, which, together with the shares received in connection with the initial investment, gives Phoenix effective control over 53% of the Company's voting stock. In connection with the investment, Phoenix III has agreed to loan to the Company up to $0.4 million. The loan is secured by substantially all of the assets of the Company. The Company has drawn down approximately $99,220 of the loan. $50,000 of the original loan commitment had been placed into an escrow fund to be made available at such time as the Company completes its recapitalization, but Phoenix allowed the draw down without the recapitalization having taken place. The Company has been allowed to draw down $99,220 (including the $20,000 intended to be in exchange for the Series C Convertible Preferred Stock) without completing the recapitalization. Generally, the remaining portion of the commitment is reserved for specific, enumerated purposes, and Phoenix III retains substantial discretion over the availability of the funds.

      The Company and Phoenix are presently in serious negotiations to rescind the financing and stock purchase agreements. Pursuant to these negotiations, the Phoenix principals intend to resign their board and officer positions with the Company. It is expected that to effectuate the recision, the Company will pay back to Phoenix $100,000. Phoenix is requesting that the Company be required to pay for its efforts and expenses, with such amount proposed to be approximately $40,000, to be satisfied in the form of an interest bearing promissory note with a tentative maturity date in May 2005. Phoenix has further requested that such note be substantially secured by Company assets.

      The Company has identified a potential replacement investor and discussions are in advanced stages. Under the terms of a preliminary and unsigned agreement, the potential new investor would advance the Company an aggregate of $500,000 initially in the form of loans expected to be in three (3) installments. The first installment is expected to be $150,000 and is scheduled to be received upon signing of the agreement. The proposed agreement also provides for an advance of $50,000 to be received shortly after the initial installment and $300,000 to be received in October 2004. The entire $500,000 advance is expected to be payable immediately upon written demand for such payment; provided, however, that a demand cannot be made prior to December 31, 2004, unless the Company is in default of the Note Purchase Agreement between the Holder and the Company. The proposed agreement also provides for the amount advanced to be converted into Series C Convertible Preferred Stock which would be convertible into common stock representing 80% of the issued and outstanding capital stock of the Company.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


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

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at March 31, 2004.

2. The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, In January 2003, the Company entered into a Stipulation of Settlement and Release before the Court. A remaining balance of $45,000 as of March 31, 2004 is payable in full by May 28, 2004. The Company is delinquent with $20,000 of the balance and, as a result, is in default of the settelemnt agreement. Default of the agreement could result in an additional cost to the Company of $95,000 if it remains uncured, which would have a material adverse financial impact if the default provisions are exercised.

3. In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2004


NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $265,063 and $60,189 for the three months ended March 31, 2004 and 2003, respectively.

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

NOTE G - OFFICER LOANS

      As of March 31, 2004, the Company owes $244,908 to the Chief Executive Officer for loans and unpaid salaries. During the three months ended March 31, 2004, the Chief Executive Officer advanced $18,000 to the Company. Additionally, salaries of $23,192 were deferred for this quarter

NOTE H - SEGMENT INFORMATION

      The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                Three Months      Three Months
                                    Ended            Ended        Year Ended
                                  March 31         March 31       December 31,
                                    2004             2003             2003
                                 ----------       ----------       ----------
Sales - external
         Amplifier               $  290,332          445,037       $1,128,453
         Internet business           25,035           64,571          222,772
                                 ----------       ----------       ----------

                                 $  315,367       $  509,608       $1,351,225
                                 ==========       ==========       ==========

Inventory                                --
         Amplifier               $  262,973       $  442,069       $  248,575
         Internet business          115,430          482,667          159,134
                                 ----------       ----------       ----------

                                 $  378,403       $  924,736       $  407,709
                                 ==========       ==========       ==========


NOTE I -- OTHER COMMENTS

1.    IMPAIRMENT OF CORPORATE GOOD STANDING

      The Company is delinquent with certain franchise taxes and filing fees for the State of Delaware. Consequently, this delinquency affects the Company's ability to amend its certificate of incorporation, issue new classes of stock and, reorganize its capital structure among other potential ramifications. Additionally, the Company is delinquent in paying its transfer agent, which may limit transferability of shares.

2.    NOTICE OF OPPOSITION ON TRADEMARK

      The Company's registration of the Ampwave trademark was opposed at the U.S. Patent Office. The Company has settled with the opposing party by agreeing to stop using the Ampwave name after a period of one (1) year from the date of signing, which has not as yet occurred. Sales under the Ampwave label were $25,035 for the three months ended March 31, 2004. Management believes that the settlement will have no material financial effect.

3.    PREMISES RENT DELINQUENCY

      On May 12, 2004, The Company and an officer entered into an agreement with the landlord of its premises whereby the landlord agreed not to proceed with a complaint for the possession of the property due to delinquent rental payments of $25,200 in exchange for: the payment of $10,000; the personal guarantee of the officer and his wife and; full payment of the balance of the arrears by June 18, 2004.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2004


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003.

Revenues for the three months ended March 31, 2004 decreased by $194,241 from $509,608 to $315,367, or 38% compared to the three months ended March 31, 2003. Coupled with the increased production costs, the first quarter losses significantly increased compared with the first quarter of last year.

The majority of the amplifier sales for the three months ended March 31, 2004 were obtained from the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop its IMT 2000 amplifiers for the worldwide 3G market, however, deployment of this technology has been delayed. The Company has focused its sales and marketing efforts in the more stable United States, European and Canadian markets.

Cost of sales was $288,400 or 91% of sales compared to 55% during the same period for 2003. The decline in gross margin was principally due to pricing pressures and increased material costs. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2004.

Selling, general and administrative expenses (excluding stock based compensation) increased in 2004 by $19,273 to $213,004 from $193,731, in 2003.
Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses (excluding stock based compensation) were 68% in 2004 and 38% in 2003. Most of the SG&A expenses are fixed and management has cut costs about as low as operations can sustain. Increased percentages are due to the sales decline as the actual dollar increase in SG&A from the previous year was $19,273 or 10%. In the quarter ended March 31, 2004, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 25% of net sales for the three months ended March 31, 2004 compared to 19% in 2003. In 2004 and 2003, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had no appreciable interest income in 2004 and 2003 because our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $265,063 or $0.03 per share for the year ended March 31, 2004 compared with net losses of $60,189 or $0.01 per share for the same period in 2003.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2004


LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of March 31, 2004, we had an accumulated deficit of $23,195,238. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of March 31, 2004, our current liabilities exceeded our cash and receivables by $1,122,454. Our current ratio was 0.42 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.11 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $378,403 in inventory, of which $249,571 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of March 31, 2004, we had cash of $20,116 compared to an overdraft of $17,855 at December 31, 2003. Overall our cash and cash equivalents increased $20,116 during 2004. Our cash used for operating actives was $79,972 We received loans and deferred salary payments to officer/stockholders of $18,000 and advances pursuant to the financing agreement of $99,220.

The allowance for doubtful accounts on trade receivables increased form $143,000 (61% of accounts receivable of $234,482) in 2003 to $275,000 (66% of accounts receivable of $415,104) in 2004. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $29,306 to $378,403 in 2004 compared to $407,709 at December 31, 2003, a decrease of 7%

Although the Company did not convert salaries to officers through the issuance of Common Stock in 2003 or 2002, it may to do so in 2004. To help alleviate the cash flow difficulties, the Chief Executive Officer and the Vice President of Operations agreed to defer salaries of $23,192 and $6,538, respectively.

The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2004


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

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2004


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company's registration of the Ampwave trademark was opposed at the U.S. Patent Office. The Company has settled with the opposing party by agreeing to stop using the Ampwave name after a period of one (1) year. The agreement has not been finalized. Management believes that the settlement will have no material financial effect.

See Note E to the Company's financial statements set forth in Part I.

ITEM 2. CHANGE IN SECURITIES

During the first quarter ended March 31, 2004, the Company issued no securities.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           AMPLIDYNE, INC.


Dated:  May 21, 2004                       By: /S/ DEVENDAR S. BAINS
                                               ----------------------------
                                               Name:  Devendar S. Bains
                                               Title: Chief Executive Officer,
                                                      Treasurer,
                                                      Principal Accounting
                                                      Officer and Director