Form 10QSB
period 2004-06-30
AMPLIDYNE INC
filed 2004-08-23
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004.

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


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 20, 2004 was 10,376,500.

                                 AMPLIDYNE, INC.

                                   FORM 10-QSB

                         SIX MONTHS ENDED June 30, 2004

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

         Statement of Changes in Stockholders' Deficiency......................5

         Notes to Financial Statements......................................6-10

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................12-14

Item 3.  Controls and Procedures..............................................14


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings....................................................15

Item 2.  Change in Securities.................................................15

Item 5.  Other Information....................................................15

Item 6.  Exhibits.............................................................16

Signatures....................................................................16

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements


                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

ASSETS                                                                       (UNAUDITED)
                                                                              June 30       December 31
                                                                                2004            2003
                                                                              ---------      ---------
CURRENT ASSETS
           Cash                                                               $  15,465      $      --
           Accounts receivable, net of allowance for doubtful accounts of
             $262,000 and  $143,000 in 2004 and 2003, respectively               57,854         91,482
           Inventories                                                          348,520        407,709
           Prepaid expenses and other                                                --         12,307
                                                                              ---------      ---------

                                                                              ---------      ---------

                     Total current assets                                       421,839        511,498

PROPERTY AND EQUIPMENT - AT COST
           Machinery and equipment                                              565,629        565,629
           Furniture and fixtures                                                43,750         43,750
           Autos and trucks                                                      66,183         66,183
           Leasehold improvements                                                 8,141          8,141
                                                                              ---------      ---------
                                                                                683,703        683,703
           Less accumulated depreciation and amortization                      (666,627)      (646,627)
                                                                              ---------      ---------
                                                                                 17,076         37,076
                                                                              ---------      ---------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                   35,625         35,625
                                                                              ---------      ---------

                          TOTAL ASSETS                                        $ 474,540      $ 584,199
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

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                             RECLASSIFIED FOR
                                                                                                     COMPARABILITY TO
                                                                                     (UNAUDITED)       CURRENT PERIOD
                                                                                       June 30          December 31,
                                                                                         2004              2003
                                                                                     ------------      ------------
CURRENT LIABILITIES
           Overdraft                                                                 $         --      $     17,855
           Note payable in connection with Phoenix investor rescission agreement           40,000                --
           Convertible notes payable pursuant to Lee financing agreement                  250,000                --
           Customer advances                                                               36,878            60,000
           Accounts payable                                                               488,817           411,169
           Accrued expenses and other current liabilities                                 239,027           251,486
           Loans payable - officers                                                       329,228           256,997
                                                                                     ------------      ------------
                     Total current liabilities                                          1,383,950           997,507

Other convertible notes payable                                                            21,573            20,973
                                                                                     ------------      ------------
                                  TOTAL LIABILITIES                                     1,405,523         1,018,480
                                                                                     ------------      ------------

STOCKHOLDERS' DEFICIENCY
           Common stock - authorized, 25,000,000 shares of $.0001 par value;
               shares 10,376,500 and 10,376,500 shares issued and outstanding at
               June 30, 2004 and December 31, 2003, respectively                            1,038             1,038
           Additional paid-in capital                                                  22,503,014        22,494,854
                                                                                     ------------      ------------
           Accumulated deficit                                                        (23,435,035)      (22,930,173)
                                                                                     ------------      ------------
                                                                                         (930,983)         (434,281)
                                                                                     ------------      ------------

                                                                                     $    474,540      $    584,199
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

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                       THREE AND SIX MONTHS ENDED JUNE 30

                                                                 Three Months Ended                  Six Months Ended
                                                                       June 30                           June 30
                                                               2004              2003              2004              2003
                                                           ------------      ------------      ------------      ------------
Net sales                                                  $    240,226           363,904      $    555,593      $    873,512
Cost of goods sold                                              223,367           278,925           511,767           557,783
                                                           ------------      ------------      ------------      ------------

                     Gross profit                                16,859            84,979            43,826           315,729

Operating expenses
           Selling, general and administrative                  109,033           216,940           322,106           410,671
           Research, engineering and development                 83,654            97,373           163,180           194,515
           Litigation settlement costs                           20,160                --            20,160                --
                                                           ------------      ------------      ------------      ------------

                     Operating loss                            (195,988)         (229,334)         (461,620)         (289,457)

Nonoperating income (expenses)
           Interest income and other income                          --                --                --                 2
           Loss incurred on rescission of prior year
              agreements with Phoenix to invest in the
              Company                                           (40,780)               --           (40,780)               --
           Interest expense                                        (368)               --              (600)              (69)
           Gain on sale of property and equipment                    --                --             4,000                --
                                                           ------------      ------------      ------------      ------------

                     Loss before income taxes                  (237,136)         (229,334)         (499,000)         (289,524)

Provision for income taxes                                        2,662               698             5,862               698
                                                           ------------      ------------      ------------      ------------

                     NET LOSS                              $   (239,798)     $   (230,032)     $   (504,862)     $   (290,222)
                                                           ============      ============      ============      ============

Net loss per share - basic and diluted                     $      (0.02)     $      (0.02)     $      (0.05)     $      (0.03)
                                                           ============      ============      ============      ============

Weighted average number of shares outstanding                10,376,500        10,143,167        10,376,500        10,143,167
                                                           ============      ============      ============      ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.

                      STATEMENTS OF CASH FLOWS (UNAUDITED)

                            SIX MONTHS ENDED JUNE 30

                                                                                           Six Months Ended
                                                                                               June 30
                                                                                          2004           2003
                                                                                       ---------      ---------

Cash flows from operating activities:
Net Loss                                                                               $(504,862)     $(290,222)
                                                                                       ---------      ---------
Adjustments to reconcile net loss to net cash used in operating activities
                     Depreciation and amortization                                        20,000         14,800
                     Provision for doubtful accounts                                      15,260         43,000
                     Litigation settlement costs                                          20,160
                     Deferred officer compensation                                        55,233         51,416
                     Interest accrued on other convertible promissory note                   600             --
                     Issuance of secured promissory in connection with
                               loss incurred on recision of agreements with
                                           Phoenix to invest in the Company               40,000             --
                     Changes in assets and liabilities
                               Accounts receivable                                        18,368        148,784
                               Inventories                                                59,189         22,708
                               Prepaid expenses and other assets                          12,307         (5,394)
                               Customer advances                                          23,122         47,641
                               Accounts payable and accrued expense                      210,187        (78,324)
                                                                                       ---------      ---------
                                          Total adjustments                              428,182        244,631
                                                                                       ---------      ---------
                      Net cash (used) for operating activities                           (76,680)       (45,591)
                                                                                       ---------      ---------

Cash flows from investing activities:

           Change in security deposits                                                        --          1,151
                                                                                       ---------      ---------
                     Net cash provided by (used for) investing activities                     --          1,151
                                                                                       ---------      ---------

Cash flows from financing activities:

            Change in overdraft                                                          (17,855)         5,481
           Payment of lease obligations                                                       --         (2,041)
           Officer loans                                                                  17,000         21,000
           Proceeds from convertible notes received directly in cash
                      pursuant to Lee financing agreement                                 93,000             --
           Proceeds from other convertible promissory note                                    --         20,000
                                                                                       ---------      ---------
                     Net cash provided by financing activities                            92,145         44,440
                                                                                       ---------      ---------

                     NET INCREASE (DECREASE) IN CASH                                      15,465             --

Cash at beginning of period                                                                   --             --
                                                                                       ---------      ---------
Cash at end of period                                                                  $  15,465      $      --
                                                                                       =========      =========

Supplemental disclosures of cash flow information:

           Cash paid for: Interest                                                     $      --      $      --
                          Income taxes                                                 $   5,862      $     698

Noncash financing activities:

           Convertible notes issued by Company pursuant to Lee financing agreement     $ 250,000      $      --
           Less: Proceeds received directly in cash by Company                            93,000             --
                                                                                       ---------      ---------
           Payment of Company obligations by lender in connection with
                      financing agreement in exchange for convertible notes            $ 157,000      $      --
                                                                                       =========      =========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
         YEAR ENDED DECEMBER 31, 2003 AND SIX MONTHS ENDED JUNE 30, 2004


                                                                   PREFERRED STOCK                    COMMON STOCK
                                                             ---------------------------       ---------------------------
                                                               SHARES         PAR VALUE         SHARES          PAR VALUE
                                                             ----------       ----------       ----------       ----------
BALANCE AT DECEMBER 31, 2002                                         --       $       --        9,676,500       $      968

Net loss for the year ended December 31, 2003
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002                                            700,000               70
                                                             ----------       ----------       ----------       ----------

BALANCE AT DECEMBER 31, 2003                                         --               --       10,376,500            1,038

Net loss for the six months ended June 30, 2004
Litigation settlement to be paid through the
issuance of common stock
                                                             ----------       ----------       ----------       ----------

BALANCE AT JUNE 30, 2004                                             --       $       --       10,376,500       $    1,038
                                                             ==========       ==========       ==========       ==========

                                                            ADDITIONAL
                                                             PAID-IN         ACCUMULATED      SUBSCRIPTIONS
                                                             CAPITAL           DEFICIT          RECEIVABLE         TOTAL
                                                           ------------      ------------      ------------     ------------
BALANCE AT DECEMBER 31, 2002                               $ 22,494,924      $(21,949,679)     $         --     $    546,213

Net loss for the year ended December 31, 2003                                    (980,494)                          (980,494)
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002              (70)
                                                           ------------      ------------      ------------     ------------

BALANCE AT DECEMBER 31, 2003                                 22,494,854       (22,930,173)               --         (434,281)

THE FOLLOWING INFORMATION IS UNAUDITED:

Net loss for the six months ended June 30, 2004                                  (504,862)                          (504,862)
Litigation settlement to be paid through
the issuance of  common stock                                     8,160                                                8,160
                                                           ------------      ------------      ------------     ------------

BALANCE AT JUNE 30, 2004                                   $ 22,503,014      $(23,435,035)     $         --     $   (930,983)
                                                           ============      ============      ============     ============

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE A - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and six month periods ended June 30, 2004 and 2003, (b) the financial position at June 30, 2004, (c) the statements of cash flows for the six month period ended June 30, 2004 and 2003 , and (d) the changes in stockholders' deficiency for the six month period ended June 30, 2004 have been made. The results of operations for the three or six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $504,862 for the six months ended June 30, 2004, has limited cash reserves and has seen its working capital decline by $476,102 to a deficiency of $(962,111) since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,310,631 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any transactions, agreements or other contractual arrangements that constitute off balance sheet arrangements.

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE C - STOCKHOLDERS' EQUITY

1.    WARRANTS AND OPTIONS

      At June 30, 2004, the following 945,000 warrants, remained outstanding:

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

      (9)   55,000 exercisable at $1.20 through September 30, 2004

      (10)  300,000 exercisable at $2.00 through December 31, 2005

      (11)  75,000 exercisable at $.96 through March 2007

      (12)  80,000 exercisable at $1.50 through December 2004.

      At June 30, 2004, the Company had employee stock options outstanding to acquire 2,221,000 shares of common stock at exercise prices of $0.15 to $3.25.

2.    STOCK PURCHASE AND FINANCING AGREEMENTS

On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), a limited partnership organized under the laws of the State of Delaware, pursuant to which Phoenix agreed to make an aggregate investment of $100,000 in exchange for 282,700 shares of a newly created class of Series C Convertible Preferred Stock, representing approximately 80% of the Company's outstanding stock on a fully diluted basis. As the Company was required to amend its certificate of incorporation or effect a reverse stock split in order to have sufficient authorized shares to complete the equity financing, Phoenix made an initial investment of $20,000 in exchange for 54,325 shares of Series C Convertible Preferred Stock, and loaned approximately $80,000 to the Company with the remaining portion of the equity investment to be completed after recapitalization. Phoenix also entered into a stock restriction agreement with Devendar S. Bains, our former Chairman of the Board, Chief Executive Officer, and Treasurer, pursuant to which Mr. Bains issued an irrevocable proxy to Phoenix until the recapitalization is completed, which, together with the shares received in connection with the initial investment, would have given Phoenix effective control over 53% of the Company's voting stock.

The preferred shares were never issued to Phoenix. Due to a dispute among the Parties with respect to the terms of the loan transaction. The Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay
Phoenix: (i) $20,000 in cash for the funds Phoenix invested, (ii) $80,000 in cash for the funds which Phoenix lent to the Company, and (iii) $40,000 for expenses incurred by Phoenix on behalf of the Company. The $40,000 was paid by delivery of a secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the company. In addition, the Company accepted the resignation of Ramesh S. Akella, Carmen P. Akella, Venkata Maddineni from the Board of Directors of the Company.

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004


In a separate transaction, John Lee of Piscataway, NJ ("Lee") entered into a Note Purchase Agreement with the Company by which Lee has agreed to lend the Company an initial $200,000 and up to an additional $300,000 in one or more installments on or before October 30, 2004. The Company has agreed to deliver to John Lee convertible promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Such conversion will take place at such time is able to do so. Messrs. Devendar Bains and Tarlochan Bains are required to devote their full business time and attention to the business of the Company for eight (8) years from May 25, 2004. In the event that either Devendar Bains or Tarlochan Bains must leave the employ of the Company for any reason, each agrees that, if requested by the Board of Directors of the Company, he will use his best efforts to find a qualified replacement for himself acceptable to the Board of Directors, and that he will not engage in a business competitive with the Company for a period of eight (8) years. On May 25, 2004, Lee loaned the Company $200,000, and was issued two convertible promissory notes which will be convertible in the aggregate into Series C shares representing approximately 32% of the Company's outstanding stock on a fully diluted basis, if and when converted. If not converted, the notes are payable on demand, provided that demand cannot be made before December 31, 2004, unless the Company is in default of the Note Purchase Agreement. Of the $200,000 loaned to the Company, $100,000 was used to pay Phoenix in connection with the rescission described above, $45,000 was used to make a final payment in resolution of litigation with High Gain Antenna Co. Ltd. of Korea, and to pay associated bank fees, $12,000 was used to pay legal fees and $43,000 was used for working capital purposes.

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

1. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. On June 29, 2004, the Company filed a Motion to Dismiss the lawsuit of V-Link, inc. against the Company.

2. The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000. In connection with a Stipulation of Settlement and Release entered into in January 2003 before the Superior Court of New Jersey, the Company has fulfilled its obligations and has received a warrant of satisfaction of judgment from opposing counsel dated June 6, 2004.

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004


3. In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United states District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further calls for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this settlement are valued at the publicly traded market value of $.05 on the date of the transaction, less a discount of 40% for the restriction on sale.

4. In April 2004, a law firm filed a judgement against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgement will have a material impact on the financial position of the Company.

NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $239,798 and $230,032 for the six months ended June 30, 2004 and 2003, respectively.

      With little remaining cash and no near term prospects of private placements, options or warrant exercises (other than the Convertible Notes) and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. The Company is presently dependent on cash flows generated from sales and financing under the Note Purchase Agreement described in Note C.2. Our failure to consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Management's plans for dealing with the foregoing matters include:

      o Increasing sales of its amplifier  products by developing newer products
      for  the  Multimedia   Broadcast  market  place  through  both  individual
      customers, strategic alliances and mergers.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  JUNE 30, 2004


NOTE G - OFFICER LOANS


      As of June 30, 2004, the Company owes $268,101 to the now former Chief Executive Officer for loans and unpaid salaries. During the six months ended June 30, 2004, the Chief Executive Officer advanced $18,000 to the Company. Additionally, salaries of $23,192 were deferred for this quarter

NOTE H - SEGMENT INFORMATION

      The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                 Six Months Ended    Six Months Ended    Year Ended
                                      June 30             June 30        December 31,
                                       2004                2003             2003
                                    ----------          ----------       ----------
Sales - external
           Amplifier                $  512,134             743,274       $1,128,453
           Internet business            43,459             130,238          222,772
                                    ----------          ----------       ----------
                                    $  555,593          $  873,512       $1,351,225
                                    ==========          ==========       ==========

Inventory                                   --
           Amplifier                $  232,513          $  409,317       $  248,575
           Internet business           116,007             494,688          159,134
                                    ----------          ----------       ----------
                                    $  348,520          $  904,005       $  407,709
                                    ==========          ==========       ==========


NOTE I -- OTHER COMMENTS

1.    NOTICE OF OPPOSITION ON TRADEMARK

      The Company's registration of the Ampwave trademark was opposed at the U.S. Patent Office. The Company has settled with the opposing party by agreeing to stop using the Ampwave name after a period of one (1) year from the date of signing. Sales under the Ampwave label were $43,459 for the three months ended June 30, 2004. Management believes that the settlement will have no material financial effect.

NOTE J - SUBSEQUENT EVENT

      Effective August 19, 2004, Devendar S. Bains stepped down from his position as Chairman of the Board, Chief Executive Officer and President and is now the Chief Technology Officer. Tarlochan Bains has taken over the position of Chairman of the Board and Chief Executive Officer.

                                 AMPLIDYNE, INC.


PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003.

Revenues for the three months ended June 30, 2004 declined by $123,678 from $363,904 to $240,226, or 34% compared to the three months ended June 30, 2003. The sales decrease were primarily in amplifiers.

The majority of the amplifier sales for the three months ended June 30, 2004 were obtained from the Wireless Local Loop amplifier products to a major European customer. Sales of amplifiers were approximately 93% of total sales compared to 85% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 7% of total sales, against 15% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet products. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $223,367 or 93% of sales compared to 77% during the same period for 2003. Gross margin for the three months ended June 30, 2004 amounted to $16,859 (7%) compared to $84,979 (23%), for the same period ended June 30, 2003. The decline in gross margin was principally due to pricing pressures in the telecommunications sector.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2004 by $107,907 to $109,033 from $216,940, in 2003.
Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 45% in 2004 and 39% in 2003. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended June 30, 2004, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 35% of net sales for the three months ended June 30, 2004 compared to 27% in 2003. In 2004 and 2003, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

                                 AMPLIDYNE, INC.


Interest income was $NIL in 2004 and 2003 because our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

Interest expense was $600 in 2004 compared to $69 in 2003 and was principally related to financing costs in connection with the Phoenix rescission.

As a result of the foregoing, the Company incurred net losses of $(239,798) or $(0.02) per share for the quarter ended June 30, 2004 compared with net losses of $(230,032) or $(0.02) per share for the same quarter in 2003.

RESULTS OF OPERATIONS - THE SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003.

Revenues for the six months ended June 30, 2004 declined by $317,919 from $873,512 to $555,593, or 36% compared to the six months ended June 30, 2003.

The majority of the amplifier sales for the six months ended June 30, 2004 were obtained from the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet products . Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $511,767 or 92% of sales compared to $557,783 or 64% of sales during the same period for 2003. The decline in gross margin was principally due to pricing pressures in the telecommunications sector. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2004.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2004 by $88,565 to $322,106 from $410,671, in 2003.
Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 58% in 2004 and 47% in 2003. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended June 30, 2004, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 29% of net sales for the six months ended June 30, 2004 compared to 22% in 2003. In 2004 and 2003, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had interest income and other income in 2003 of $2. Interest income was $NIL in 2004 because our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $504,862 or $0.05 per share for the six months ended June 30, 2004 compared with net losses of $290,222 or $0.03 per share for the same period in 2003.

                                 AMPLIDYNE, INC.


ITEM 3. LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the former President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2004 we had an accumulated deficit of $23,435,035. Potential immediate sources of liquidity are loans in connection with the Convertible Notes.

As of June 30, 2004, our current liabilities exceeded our cash and receivables by $1,310,631. Our current ratio was 0.30 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.05 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $348,520 in inventory, of which $299,418 represents component parts. Based on year to date usage, we are carrying 286 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of June 30, 2004, we had cash of $15,465 compared to an overdraft of $17,855 at December 31, 2003. Overall our cash increased $33,320 during 2004. Our cash used for operating actives was $76,681. This year we received loans of $18,000 and deferred salary payments to officer/stockholders of $55,233. We also received proceeds from the issuance of convertible promissory notes of $93,000.

The allowance for doubtful accounts on trade receivables increased from $143,000 (61% of accounts receivable of $234,482) in 2003 to $262,000 (82% of accounts receivable of $319,854) in 2004. Additionally, in 2003, we reserved an aggregate of $31,702 against leases that appear to be uncollectible. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $59,189 to $348,520 in 2004 compared to $407,709 at December 31, 2003, a decrease of 15%.

The Company has several lease obligations for its premises and certain equipment requiring minimum monthly payments of approximately $9,800 through 2005. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2004 or 2003, it may to do so in 2004. To help alleviate the cash flow difficulties, the Chief Executive Officer and the Vice President of Operations agreed to additional salary deferrals of $46,384 and $5,538, respectively.

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

                                 AMPLIDYNE, INC.


With little remaining cash and no near term prospects of private placements, options or warrant exercises (other than the Convertible Notes) and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. We are presently dependent on cash flows generated from sales and loans in connection with the Convertible Notes. Our failure to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that adequate additional financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the former Chief Executive and Principal Accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of my most recent evaluation.

Our management, including the former Chief Executive and Principal Accounting officer, does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that a breakdown can occur because of a simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

                                 AMPLIDYNE, INC.


PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.
*

ITEM 2. CHANGES IN SECURITIES

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) The following is a list of exhibits to this Form 10-QSB:

* Certification of the Company's Chief Executive and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxely Act of 2002.

* Certification of the Comapny's Chief Executive and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxely Act of 2002.

(b) Reports on Form 8-K

None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      AMPLIDYNE, INC.

Dated:  August 23, 2004               By: /S/ TARLOCHAN. BAINS
                                          --------------------
                                          Name:  Tarlochan. Bains
                                          Title: Chief Executive Officer,
                                                 Treasurer, Principal
                                                 Accounting Officer and Director