Form 10QSB
period 2004-09-30
AMPLIDYNE INC
filed 2004-11-22
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2004.

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


                               59 LaGrange Street
                            Raritan, New Jersey 08869
                            -------------------------
                    (Address of principal executive offices)


                                 (908) 253-6870
                                 --------------
                           (Issuer's telephone number)


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of November 19, 2004 was 10,376,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED September 30, 2004


                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1  FINANCIAL STATEMENTS (UNAUDITED):

        Balance Sheets......................................1-2

        Statements of Operations..............................3

        Statement of Cash Flows...............................4

        Statement of Changes in Stockholder's Deficiency......5

        Notes to Financial Statements......................6-10

Item 2  Management's Discussion and Analysis of Financial
        Condition and Results of Operations...............11-14

Item 3. Controls and Procedures..............................15

Item 6. Exhibits.............................................14


PART II - OTHER INFORMATION

Item 1. Legal Proceedings....................................15

Signatures...................................................18

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

 ASSETS                                                                           (UNAUDITED)
                                                                                  September 30       December 31
                                                                                      2004              2003
                                                                                    ---------        ---------
CURRENT ASSETS
               Cash                                                                 $      --        $      --
               Accounts receivable, net of allowance for doubtful accounts of
                 $262,000 and  $143,000 in 2004 and 2003, respectively                 25,862           91,482
               Inventories                                                            321,637          407,709
               Prepaid expenses and other                                                  --           12,307
                                                                                    ---------        ---------

                             Total current assets                                     347,499          511,498

PROPERTY AND EQUIPMENT - AT COST
               Machinery and equipment                                                565,629          565,629
               Furniture and fixtures                                                  43,750           43,750
               Autos and trucks                                                        66,183           66,183
               Leasehold improvements                                                   8,141            8,141
                                                                                    ---------        ---------
                                                                                      683,703          683,703
               Less accumulated depreciation and amortization                        (676,627)        (646,627)
                                                                                    ---------        ---------
                                                                                        7,076           37,076
                                                                                    ---------        ---------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                             --           35,625
                                                                                    ---------        ---------

                                   TOTAL ASSETS                                     $ 354,575        $ 584,199
                                                                                    =========        =========


Note: The balance sheet at December 31, 2003 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS


LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                                   RECLASSIFIED FOR
                                                                                                           COMPARABILITY TO
                                                                                          (UNAUDITED)       CURRENT PERIOD
                                                                                         September 30        December 31,
                                                                                             2004                2003
                                                                                         ------------        ------------
CURRENT LIABILITIES
               Overdraft                                                                 $      4,315        $     17,855
               Note payable in connection with Phoenix investor recision agreement             40,000                  --
               Convertible notes payable pursuant to financing agreement                      350,000                  --
               Customer advances                                                               29,834              60,000
               Accounts payable                                                               468,832             411,169
               Accrued expenses and other current liabilities                                 139,268             251,486
               Accrued settlement of litigation                                                95,000                  --
               Loans payable - officers                                                       377,911             256,997
                                                                                         ------------        ------------

                             Total current liabilities                                      1,505,160             997,507

Other convertible  notes payable                                                               21,873              20,973
                                                                                         ------------        ------------
                                  TOTAL LIABILITIES                                         1,527,033           1,018,480


STOCKHOLDERS' DEFICIENCY
               Commonstock - authorized, 25,000,000 shares of $.0001 par value;
                     shares  10,376,500 and 10,376,500 shares issued and
                     outstanding at September 30, 2004 and December 31, 2003,
                     respectively                                                               1,038               1,038
               Additional paid-in capital                                                  22,503,014          22,494,854
               Accumulated deficit                                                        (23,676,510)        (22,930,173)
                                                                                         ------------        ------------
                                                                                           (1,172,458)           (434,281)
                                                                                         ------------        ------------

                                                                                         $    354,575        $    584,199
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

                                 AMPLIDYNE, INC.
                      STATEMENTS OF OPERATIONS (UNAUDITED)
                    THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                          Three Months Ended                      Nine Months Ended
                                                             September 30                           September 30
                                                        2004               2003               2004               2003
                                                    ------------       ------------       ------------       ------------
Net sales                                           $    114,899            356,834       $    670,492       $  1,230,344
Cost of goods sold (net of inventory
  write-down of $233,995 in 2002)                        154,532            183,730            666,299            741,512
                                                    ------------       ------------       ------------       ------------

              Gross profit (loss)                        (39,633)           173,104              4,193            488,832

Operating expenses
    Selling, general and administrative                  180,922            154,309            503,029            565,050
    Research, engineering and development                 11,159             93,114            174,338            287,629
    Litigation settlement costs                              300                 --             20,460                 --
                                                    ------------       ------------       ------------       ------------

              Operating loss                            (232,014)           (74,319)          (693,634)          (363,847)

Nonoperating income (expenses)
    Interest income and other income                       4,535                 --              4,535                  3
    Loss incurred on rescission  of prior year
      agreements with Phoenix to invest in the
      Company                                                 --                 --            (40,780)                --
    Interest expense                                        (300)                --               (900)                --
    Gain on sale of property and equipment                    --                 --              4,000                 --
                                                    ------------       ------------       ------------       ------------

              Loss before income taxes                  (227,779)           (74,319)          (726,779)          (363,844)

Provision for income taxes                                13,696                 --             19,558                698
                                                    ------------       ------------       ------------       ------------

              NET LOSS                              $   (241,475)      $    (74,319)      $   (746,337)      $   (364,542)
                                                    ============       ============       ============       ============

Net loss per share - basic and diluted              $      (0.02)      $      (0.01)      $      (0.07)      $      (0.04)
                                                    ============       ============       ============       ============

Weighted average number of shares outstanding         10,376,500         10,143,167         10,376,500         10,143,167
                                                    ============       ============       ============       ============

                                 AMPLIDYNE, INC.
                      STATEMENTS OF CASH FLOWS (UNAUDITED)
                         NINE MONTHS ENDED SEPTEMBER 30

                                                                                                      Nine Months Ended
                                                                                                        September 30

                                                                                                    2004             2003
                                                                                                  ---------        ---------
Cash flows from operating activities:
Net Loss                                                                                          $(746,337)       $(364,542)
                                                                                                  ---------        ---------
Adjustments to reconcile net loss to net cash used in operating activities
                             Depreciation and amortization                                           30,000           22,200
                             Provision for doubtful accounts                                         15,260           74,702
                             Litigation settlement costs                                             20,460               --
                             Deferred officer compensation                                           85,925           51,416
                             Interest accrued on other convertible promissory note                      900               --
                             Issuance of secured promissory in connection with
                                            loss incurred on rescission of agreements with
                                                           Phoenix to invest in the Company          40,000               --
                             Changes in assets and liabilities
                                            Accounts receivable                                      50,360          133,568
                                            Inventories                                              86,072          (25,553)
                                            Prepaid expenses and other assets                        12,307           (2,088)
                                            Customer advances                                        30,166               --
                                            Accounts payable and accrued expense                    185,143          (61,824)
                                                                                                  ---------        ---------
                                                          Total adjustments                         496,261          192,421
                                                                                                  ---------        ---------
                              Net cash (used) for operating activities                             (250,076)        (172,121)
                                                                                                  ---------        ---------

Cash flows from investing activities:
               Change in security deposits                                                           35,625           11,086
                                                                                                  ---------        ---------
                             Net cash provided by (used for) investing activities                    35,625           11,086
                                                                                                  ---------        ---------

Cash flows from financing activities:
                Change in overdraft                                                                 (13,540)         (11,939)
               Payment of lease obligations                                                              --           (2,041)
               Officer loans                                                                         34,991          163,466
               Proceeds from convertible notes received directly in cash
                              pursuant to Lee financing agreement                                   193,000               --
               Proceeds from other convertible promissory note                                           --           20,000
                                                                                                  ---------        ---------
                             Net cash provided by financing activities                              214,451          169,486
                                                                                                  ---------        ---------

                             NET INCREASE (DECREASE) IN CASH                                                           8,451

Cash at beginning of period                                                                              --               --
                                                                                                  ---------        ---------
Cash at end of period                                                                             $      --        $   8,451
                                                                                                  =========        =========

Supplemental disclosures of cash flow information:
               Cash paid for: Interest                                                            $      --        $      --
                              Income taxes                                                        $  19,558        $     698

Noncash financing activities:
               Convertible notes issued by Company pursuant to Lee financing agreement            $ 350,000        $      --
               Less: Proceeds received directly in cash by Company                                  193,000               --
                                                                                                  ---------        ---------
               Payment of Company obligations by lender in connection with
                              financing agreement in exchange for convertible notes               $ 157,000        $      --
                                                                                                  =========        =========

                                 AMPLIDYNE, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
      YEAR ENDED DECEMBER 31, 2003 AND NINE MONTHS ENDED SEPTEMBER 30, 2004

                                                                   PREFERRED STOCK                        COMMON STOCK
                                                            -------------------------------       ------------------------------
                                                               SHARES           PAR VALUE            SHARES          PAR VALUE
                                                            ------------       ------------       ------------      ------------
BALANCE AT DECEMBER 31, 2002                                          --       $         --          9,676,500      $        968

Net loss for the year ended December 31, 2003
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002                                                 700,000                70
                                                            ------------       ------------       ------------      ------------

BALANCE AT DECEMBER 31, 2003                                          --                 --         10,376,500             1,038

THE FOLLOWING INFORMATION IS UNAUDITED:
Net loss for the nine months ended September 30, 2004
Litigation settlement to be paid through the issuance of common stock

                                                            ------------       ------------       ------------      ------------

BALANCE AT SEPTEMBER 30, 2004                                         --       $         --         10,376,500      $      1,038
                                                            ============       ============       ============      ============

                                                             ADDITIONAL
                                                               PAID-IN          ACCUMULATED       SUBSCRIPTIONS
                                                               CAPITAL           DEFICIT           RECEIVABLE           TOTAL
                                                            ------------       ------------       ------------      ------------
BALANCE AT DECEMBER 31, 2002                                $ 22,494,924       $(21,949,679)      $         --      $    546,213

Net loss for the year ended December 31, 2003                                      (980,494)                            (980,494)
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002               (70)
                                                            ------------       ------------       ------------      ------------

BALANCE AT DECEMBER 31, 2003                                  22,494,854        (22,930,173)                --          (434,281)

THE FOLLOWING INFORMATION IS UNAUDITED:

Net loss for the nine months ended September 30, 2004                              (746,337)                             (746,337)
Litigation settlement to be paid through the
issuance of  common stock                                          8,160                                                   8,160
                                                            ------------       ------------       ------------      ------------

BALANCE AT SEPTEMBER 30, 2004                               $ 22,503,014       $(23,676,510)      $         --      $ (1,172,458)
                                                            ============       ============       ============      ============

NOTE A - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2004 and 2003, (b) the financial position at September 30, 2004, (c) the statements of cash flows for the nine month period ended September 30, 2004 and 2003 , and (d) the changes in stockholders' deficiency for the nine month period ended September 30, 2004 have been made. The results of operations for the three or nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

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

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $746,337 for the nine months ended September 30, 2004, has limited cash reserves and has seen its working capital decline by $671,652 to a deficiency of $(1,157,661) since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,479,298 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from John Lee, Hye Joung Lee and Joong Bin Lee and costs have been cut through substantial reductions in labor and operations.

As further discussed in Note F, management is seeking additional financing and intends to aggressively market its products, restructure the Company and its operations and, control operating costs and broaden its product base through enhancements of products. The Company believes that these measures may provide sufficient liquidity for it to continue as a going concern in its present form. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any transactions, agreements or other contractual arrangements that constitute off balance sheet arrangements.

NOTE C - STOCKHOLDERS' EQUITY

1.    WARRANTS AND OPTIONS

      At  September  30,  2004,  the  following   696,000   warrants,   remained
outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010

      (2)   20,000 exercisable at $7.00 through December 2004

      (3)   30,000 exercisable at $6.00 through November 2004

      (4)   50,000 exercisable at $2.00 through December 2004

      (5)   50,000 exercisable at $4.00 through December 2004

      (6)   16,000 exercisable at $1.75 through December 2004

      (7)   55,000 exercisable at $1.20 through September 30, 2004

      (8)   300,000 exercisable at $2.00 through December 31, 2005

      (9)   75,000 exercisable at $.96 through March 2007

      (10)  80,000 exercisable at $1.50 through December 2004.

      At September 30, 2004, the Company had employee stock options outstanding to acquire 1,971,000 shares of common stock at exercise prices of $0.15 to $3.25.

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

In a separate transaction, John Lee of Piscataway, NJ ("Lee") entered into a Note Purchase Agreement with the Company by which Lee has agreed to lend the Company an initial $200,000 and up to an additional $200,000 in one or more installments on or before October 30, 2004. The Company has agreed to deliver to John Lee convertible promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Such conversion will take place at such time as the Company is able to do so. Messrs. Devendar Bains and

Tarlochan Bains are required to devote their full business time and attention to the business of the Company for eight (8) years from May 25, 2004. In the event that either Devendar Bains or Tarlochan Bains must leave the employ of the Company for any reason, each agrees that, if requested by the Board of Directors of the Company, he will use his best efforts to find a qualified replacement for himself acceptable to the Board of Directors, and that he will not engage in a business competitive with the Company for a period of eight (8) years. On May 25, 2004, Lee loaned the Company $200,000, and was issued two convertible promissory notes which will be convertible in the aggregate into Series C shares representing approximately 32% of the Company's outstanding stock on a fully diluted basis, if and when converted. If not converted, the notes are payable on demand, provided that demand cannot be made before December 31, 2004, unless the Company is in default of the Note Purchase Agreement. Of the $200,000 loaned to the Company, $100,000 was used to pay Phoenix in connection with the rescission described above, $45,000 was used to make a final payment in resolution of litigation with High Gain Antenna Co. Ltd. of Korea, and to pay associated bank fees, $12,000 was used to pay legal fees and $43,000 was used for working capital purposes.

In August 2004, an additional $50,000 was received from each of Hye Joung Lee and Joong Bin Lee (an aggregate of $100,000) in connection with the same agreement. These parties are business associates of John Lee, but otherwise unrelated.

In October 2004, an additional $150,000 was received from John Lee.

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

2. In connection with a Stipulation of Settlement and Release entered into in January 2003 before the Superior Court of New Jersey, the Company has fulfilled its obligations and has received a warrant of satisfaction of judgment from opposing counsel dated June 6, 2004. The Company (as well as an officer and director of the Company) was a defendant in a complaint brought in the Superior Court of New

Jersey, Law Division, Somerset County, by High Gain Antenna Co., Ltd. of Korea in November 2000.

3. In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United states District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further calls for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this transaction are valued at the publicly traded market value of $.05 on the date of the transaction, less a discount of 40% for the restriction on sale.

NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $746,337 and $364,542 for the nine months ended September 30, 2004 and 2003, respectively.

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

      o Reducing costs through a more streamlined operation by using automated machinery to produce components for our products, restructuring the Company and its operations;

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

NOTE G - OFFICER LOANS

      As of September 30, 2004, the Company owes $309,284 to the former Chief Executive Officer, Devendar S. Bains for loans and unpaid salaries. During the three months ended September 30, 2004, the Chief Executive Officer advanced $19,491 to the Company and was repaid $2,000. Additionally, salaries of $23,192 were deferred for this quarter

NOTE H - SEGMENT INFORMATION

      The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:


                                 Nine Months Ended    Nine Months Ended     Year Ended
                                     September 30       September 30       December 31,
                                         2004               2003               2003
                                      ----------         ----------         ----------

Sales - external
               Amplifier              $  582,463          1,013,262         $1,128,453
               Internet business          88,029            217,082            222,772
                                      ----------         ----------         ----------
                                      $  670,492         $1,230,344         $1,351,225
                                      ==========         ==========         ==========
Inventory                                     --
               Amplifier              $  281,254         $  454,946         $  248,575
               Internet business          40,383            497,320            159,134
                                      ----------         ----------         ----------
                                      $  321,637         $  952,266         $  407,709
                                      ==========         ==========         ==========

NOTE I -- OTHER COMMENTS

1.    NOTICE OF OPPOSITION ON TRADEMARK

      The Company's registration of the Ampwave trademark was opposed at the U.S. Patent Office. The Company has settled with the opposing party by agreeing to stop using the Ampwave name after a period of one (1) year from the date of signing. Sales under the Ampwave label were $88,029 for the three months ended September 30, 2004. Management believes that the settlement will have no material financial effect.

2.    Resignation of Chief Executive Officer

      Effective August 19, 2004, Devendar S. Bains stepped down from his position as Chairman of the Board, Chief Executive Officer and President and is now the Chief Technology Officer. Tarlochan Bains has taken over the position of Chairman of the Board and Chief Executive Officer.

3.    Acquisition of operating premises by Lee

      John Lee has entered into a contract with the existing landlord of the operating premises to purchase the building. In connection therewith, Lee negotiated a return of the security deposit and accumulated interest thereon to the Company in the aggregate amount of $40,160. The Company is currently leasing the premises on a month to month basis and is paying rent on a semi-monthly basis. Although there is no lease or contract presently in effect with Lee, it is anticipated that the Company will be able to continue occupying the premises under a lease with Lee at an as yet to be determined rent.

NOTE J -- SUBSEQUENT EVENTS

In October 2004, pursuant to the Stock Purchase and Financing Agreements, John Lee loaned the Company an additional $150,000 (See Note C 2)

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003.

Revenues for the three months ended September 30, 2004 declined by $241,935 from $356,834 to $114,899, or 68% compared to the three months ended September 30, 2003.

The majority of the amplifier sales for the three months ended September 30, 2004 were obtained from the Wireless Local Loop amplifier products to a major European customer. Sales of amplifiers were approximately 87% of total sales compared to 82% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 14% of total sales, against 18% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet amplifiers for the indoor market. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $154,532 or 134% of sales compared to 51% during the same period for 2003. Gross margin for the three months ended September 30, 2004 amounted to $(39,633) ((34)%) compared to $173,104 or 49%, for the same period ended September 30, 2003. The decline in gross margin was largely due to the significant decline in sales. We have maintained a minimum manufacturing staffing, but our sales have declined too low to support even that low staffing level. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2004.

Selling, general and administrative expenses (excluding stock based compensation) increased in 2004 by $26,613 to $180,922 from $154,309, in 2003.
Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 157% in 2004 and 43% in 2003. The principal factors contributing to the dollar decrease in selling, general and administrative expenses are related to the effects of our cost cutting program implemented in 2002. In the quarter ended September 30, 2004, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 10% of net sales for the three months ended September 30, 2004 compared to 26% in 2003. In 2004 and 2003, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $4,535 in 2004 and $NIL in 2003 because we received the security deposit back from our leased facilities from the landlord with interest. Otherwise, our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

Interest expense was $300 for the three months ended September 30, 2004 compared to $300 the three months ended September 30, 2003 and was principally related to other convertible notes.

As a result of the foregoing, the Company incurred net losses of $(241,475) or $(0.02) per share for the quarter ended September 30, 2004 compared with net losses of $(74,319) or $(0.01) per share for the same quarter in 2003.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003.

Revenues for the nine months ended September 30, 2004 declined by $559,852 from $1,230,344 to $670,492, or 46% compared to the nine months ended September 30, 2003.

The majority of the amplifier sales for the nine months ended September 30, 2004 were obtained from the Wireless Local Loop amplifier products to a major European customer. The Company has also supplied 3.5GHz linear amplifiers to its major North American customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The Company has also refined its wireless internet amplifiers for the indoor market. Sales and marketing efforts have been focused in the more stable United States, European and Canadian markets.

Cost of sales was $666,299 or 99% of sales compared to $741,512 or 60% of sales during the same period for 2003. We have maintained a minimum manufacturing staffing, but our sales have declined too low to support even that low staffing level. The decline in gross margin was largely due to the significant decline in sales. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2004.

Selling, general and administrative expenses (excluding stock based compensation) decreased in September 30, 2004 by $62,021 to $503,029 from $565,050, in 2003. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 75% in 2004 and 46% in 2003. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended September 30, 2004, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 26% of net sales for the nine months ended September 30, 2004 compared to 23% in 2003. In 2004 and 2003, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the IMT 2000 and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had interest income and other income in 2003 of $3. Interest income was $4,535 in 2004 because we received the security deposit back form our leased facilities from the landlord with interest. Otherwise, our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

Interest expense was $900 in 2004 compared to $673 in 2003 and was principally related to other convertible notes.

As a result of the foregoing, the Company incurred net losses of $746,337 or $0.07 per share for the nine months ended September 30, 2004 compared with net losses of $364,542 or $0.04 per share for the same period in 2003.

ITEM 3. LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations with loans from John Lee, Hye Joung Lee and Joong Bin Lee, We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2004 we had an accumulated deficit of $23,676,510. Potential immediate sources of liquidity are loans in connection with the Convertible Notes.

As of September 30, 2004, our current liabilities exceeded our cash and receivables by $1,479,298. Our current ratio was 0.23 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.02 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $321,637 in inventory, of which $287,641 represents component parts. Based on year to date usage, we are carrying 264 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of September 30, 2004, we had an overdraft of $4,315 compared to an overdraft of $17,855 at December 31, 2003. Overall our overdraft decreased $13,540 during 2004. Our cash used for operating actives was $250,076 This year we received loans of $34,991 and deferred salary payments to officer/stockholders of $85,925. We also received proceeds from the issuance of convertible promissory notes of $193,000.

The allowance for doubtful accounts on trade receivables increased from $143,000 (61% of accounts receivable of $234,482) in 2003 to $262,000 (91% of accounts receivable of $287,862) in 2004. Additionally, in 2003, we reserved an aggregate of $31,702 against leases receivable that we believe are uncollectible. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $86,072 to $321,637 in 2004 compared to $407,709 at December 31, 2003, a decrease of 21%.

The Company has several lease obligations for its premises and certain equipment requiring minimum monthly payments of approximately $9,800 through 2005. Although the Company did not convert salaries to officers through the issuance of Common Stock in 2004 or 2003, it may to do so in 2004. To help alleviate the cash flow difficulties, the Chief Executive Officer and the Vice President of Operations agreed to additional salary deferrals of $23,192 and $6,538, respectively.

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

ITEM 6. EXHIBITS

The following is a list of exhibits to this Form 10-QSB:

* Certification of the Company's Chief Executive and Principal Accounting Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

* Certification of the Company's Chief Executive and Principal Accounting Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.

*

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                        AMPLIDYNE, INC.


Dated:  November 22, 2004               By: /S/ TARLOCHAN. BAINS
                                            --------------------
                                            Name: Tarlochan. Bains
                                            Title: Chief Executive Officer,
                                                   Treasurer,
                                                   Principal Accounting
                                                   Officer and Director