Form 10KSB
period 2004-12-31
AMPLIDYNE INC
filed 2005-04-15
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                              REPORT ON FORM 10-KSB

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

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

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         Issuer's revenues for its most recent fiscal year were $743,790

         The aggregate market value of the voting stock held by non-affiliates of the Registrant, computed by reference to the closing price of such stock as of March 31, 2005, was approximately $160,000.

         Number of shares outstanding of the issuer's common stock, as of March 31, 2005 was 10,376,500

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

         The Company continued to refine amplifier products for the 3.5 GHZ digital data transmission systems that are presently being deployed by some major OEM's in North America.. The Company is developing W-CDMA(Wide Band CDMA) 80 Watt amplifier with Digital Signal Processing The Company has had its test site in Sparta New Jersey under continuous operation for more than 5years. The Company has been able to get reliable and successful service under various and severe weather including rain and snow.

         In the year 2004, the Company experienced a considerable downturn in its overall business due to the general decline in the Telecommunications Industry, build up of inventory at its major customer ,as well as slow down in demand for its High Speed Internet products, due to prevailing economic conditions. The company made significant staff cutbacks in late 2002,which resulted in lower overhead costs during 2004. The Company was able to raise some additional funds to restructure its business and fund development of its W-CDMA amplifier and digital signal processing techniques. However these funds are not sufficient and as a result the Company has been operating under severe cash flow conditions for most of 2004.These conditions have considerably limited the company's sales and marketing efforts.

         Amplidyne has several products covered by a patent issued by the United States Patent and Trademark Office for Pre-Distortion and Pre-Distortion Linearization which, the Company believes, is very effective in reducing distortion, in amplifiers. In addition to Company's product line of single channel power amplifiers, which are currently utilized by the wireless communications industry, the Company also develops, designs and manufactures Multi-carrier Linear Power Amplifiers ("MCLPAs"). MCLPAs combine the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with its (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii) established product line consisting of ultra linear single channel power amplifiers, the Company can achieve similar performance with its MCLPAs. The Company's linear power amplifiers and MCLPAs utilizes the Company's patented predistortion and proprietary feed forward technology, which amplifies many channels with minimal distortion at the same time with one product. This capability is being enhanced by development of the digital signal processing techniques.

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

         In light of the events of 2004,particularly the downsizing of the Company and serious cash flow constraints during the year, the Company is in the process of re-evaluating its products and future marketing strategy during 2005.

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

Company Strategy

         Utilizing its proprietary, patented technology and experience in interference cancellation, the Company is pursuing a strategy, focused on developing amplifier products required by telecommunication operators to address the wide bandwidth requirement with digital signal processing capabilities. The company is looking to broaden its offering by introducing filters, diplexers and repeaters to its offering. The Company is developing W-CDMA 80 Watt amplifier with Digital Signal Processing for introduction to the market place during second quarter of 2005. The company is also planning to enhance its analog predistortion technology by introducing digital predistortion correction techniques.

         The Company's business strategy focuses primarily on the wireless communication market and consists of the following elements:

         Wireless Internet Products. The Company's high-speed wireless Internet products have been successfully deployed since 1999. Our wireless Internet products are aimed at four market segments: (a) Hospitality and Multi-Dwelling Units (MDU) including hotels and condominiums, (b) enterprise, corporate and education campuses (c) Internet Service Provider (ISP) networks, (d) Small Office/Home Office (SOHO), The Company will be developing amplifiers for the forthcoming WiMAX systems.

         Increase Penetration of Wireless Equipment Manufacturers. Since 1991, the Company has positioned itself as a supplier of amplifier products to large wireless telecommunications OEMs. Amplidyne seeks to capitalize on its existing customer relationships and become a more significant source of its customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. During 2005 company will use its W-CDMA amplifier products as a major marketing and sales thrust both in US and Asian markets. The Company is developing strategic relationship with Tek Ltd. an established distributor in South Korea.

        Maintain a Technology Edge. In management's belief the Company, with its innovative products, has been addressing the needs of its customers for products that solve significant technical problems. The Company believes its interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. The Company utilizes proprietary and patented pre-distortion technology and proprietary feed forward interference cancellation technology in its linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. The Company intends to continue to maintain resources in research and development and continue the development of digital signal processing and digital predistortion techniques.. Develop Innovative Proprietary Products. To date, the Company has focused its efforts in the development of amplifier products which are highly innovative, and which are not the standard "commodity" type product. In addition, the Company believes that it has compiled an extensive design library in the solid-state, high power amplifier industry utilizing its proprietary and patented technology and expertise in interference cancellation. The Company has developed and intends to continue to develop products, which combine basic components in unique and high performance configuration to command higher prices in the wireless communications market. In addition, the Company has adapted this expertise for new commercial market applications and is developing products For W-CDMA communications.

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

         Cellular Market. The market for cellular communications still accounts for a fairly large portion of the wireless services. The general downturn in this segment decreased demand for amplifier products during 20043.

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

o W-CDMA Amplifier Development. The Company is developing a wide band 80W MCLPA with Digital Signal Processing technology.

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

Backlog/Future Orders

         The Company regularly reviews its backlog (which includes projected future orders from customers) that it expects to ship over the next 12 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, the decline in the Telecommunications industry resulted in low activity during most of 2004. . The outlook for 2005 remains uncertain. This uncertainty may lead to postponement or cancellation of future or current orders. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, the Company has been focusing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

         The Company has orders worth approximately $400,000 and expects to ship these products during the first and second quarter of 2005. In the present state of the Telecommunications Industry there is a reluctance of companies to commit to large blanket orders. We expect to see this trend, of just in time orders, to continue during 2005. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period. .

Customers, Sales & Marketing

         Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 2003 and 2004.

                        Net Revenues By Market Categories
                                 (In thousands)

                                                                                        Year Ended
                                                                                       December 31,
                                                                                   --------------------
Amplifier Markets                                                                  2004            2003
-----------------                                                                  ----            ----
 Cellular  Analog and  digital . . . . . . . . . . . . . . . . . .                 $             $  415

 Wireless  Telephony . . . . . . . . . . . . . . . . . . . . . . .                  656             653
 Satellite  Communications,  Custom and other Products . . . . . .                                   60

Ampwave Market
--------------
 Wireless Internet Products.  And Broadband  solutions . . . . . .                   88             223
                                                                                   ----          ------
         Total  .  . . . . . . . . . . . . . . . . . . . . . . . .                 $744          $1,351
                                                                                   ====          ======

                    * Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry have increased from approximately 83% of total revenues for fiscal year end 2003 to approximately 88% of total revenue for the fiscal year end 2004.

                    * Wireless Internet and Broadband solutions. The Company shipped products to its customers in 2004 with total sales for the year of $88,111 which accounts for approximately 12% of total revenues. The Company sold all of its Darwin inventory during 2004.

                    * International Sales. Sales of wireless products outside the United States (primarily to Western Europe and Canada represented approximately 81% and 100% of net sales during fiscal 2003 and fiscal 2004, respectively.

                    * Sales and Marketing. The Company reduced its sales and marketing force considerably during 2003. The Company's officers and sales and marketing consultants maintain significant contact with key customers, ensuring close technical liaison with customer engineers and purchasing managers.

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

         The Company has historically devoted a significant portion of its resources to research, engineering and development programs The Company's research, engineering and development expenses in fiscal 2003 and 2004 were approximately $287,629 and $256,175 respectively, and represented approximately 21% and 34%, respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in the Company's models for 3G and refinements to its bi-directional amplifier, Client Premise equipment, and Microcell for its wireless internet systems and other high speed wireless internet products. During 2004 the Company has been operating with fewer staff than 2003 as a result of the cost cutting in late 2002.

         During most of 2004, the Company was able to maintain its research and development costs by being able to develop significant products in house, thereby, minimizing commitments to outside suppliers and consultants. The Company did, however, incur consulting fees regarding the development of the Digital Signal Processing Software.

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

Employees

         As of December 31, 2004, the Company had a total of 14 employees, 9 in operations, 2 in engineering, 3 in administration; the Company employs 1 consultant in sales and marketing. . The Company believes its future performance will depend in large part on its ability to retain highly skilled employees. None of the Company's employees is represented by a labor union and the Company has not experienced any work stoppages. The Company considers its employee relations to be good.

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

We Have a Recent History of Losses and Expect Losses to Continue. We have incurred net losses of $980,496 and $834,663 for the years ended December 31, 2003 and 2004, respectively. These losses were due primarily to substantially reduced sales, against which our cost cutting efforts have yielded minimal results. We have made commitments to vendors to purchase hardware for use in our wireless internet systems. We may need to cancel such orders, and the inability to do so may result in material losses to the company. We expected to have increased sales in this area to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. The need for high bandwidth products may lead to rapid product obsolescence. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit $23,764,836 as of December 31,2004.

         Other factors may cause us to incur additional losses. We have experienced a down turn in our amplifier and High Speed Wireless Internet Access business due to the worldwide recession in the telecommunications market, and general lack of funding to Wisp's and corporate spending restraints. We need to update our high speed wireless internet access products and amplifier products, but may not be able to accomplish this given the losses we have sustained and the capital that is required. Finally, do not expect to be able to collect most of our receivables as of December 31, 2004, which has caused us to sustain additional losses. In addition, we lost a lawsuit in May 2002 (See Risk Factors) - We lost a lawsuit which brought a jury verdict against us and needed to use funds to make the required settlement payments, which had an adverse effect on our cash position.

The report from our independent auditors includes an explanatory paragraph regarding the doubt of the Company to continue as a going concern. The auditors' report on the Company's financial statements for the year ended December 31, 2004 includes an explanatory paragraph stating that our losses, lack of cash and otherwise limited financial resources raise substantial doubt about our ability to continue as a going concern. The risk that we may not be able to continue in existence may limit our ability to access certain types of financing, or may prevent us from obtaining financing on acceptable terms.

We Will Require Additional Financing. We believe that collections of sales to be made in 2005, together with additional financing will be adequate to fund our operations for at least six months. However, we will require additional financing during fiscal 2005. We have considerable accounts payable and accrued professional fees, which have aged considerably and need to be paid to avoid further undesirable collection action by vendors or even litigation. Many of these vendors have in fact obtained default judgments against us in uncontested litigation. We have in the past, issued our common stock, when available to us, in lieu of cash payment of officer's salaries, commissions and consulting fees, although we expect not to be able to continue this practice for the foreseeable future. If additional financing is needed, we cannot be sure that sufficient financing will be available to us on acceptable terms or at all. If adequate funds are not available, we will have to further reduce our operations, resulting in delays, scale back or elimination of our research, engineering and development or manufacturing programs, or we may have to cease operation entirely. To raise funds through arrangements with partners or others may require us to relinquish rights to certain of our technologies, potential products or other assets. Thus, our inability to obtain the necessary financing will have a material adverse effect on our business, financial condition and operations.

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

We Lost a Lawsuit, Which Brought a Jury Verdict Against Us. In connection with the complaint brought in the Superior Court of New Jersey, Law Division, Somerset County, by High Gain Antenna Co. Ltd. of Korea, a trial commenced on May 7, 2002, and on May 13, 2002, the jury brought in a verdict against us for $400,000. A settlement was reached, whereby we agreed to pay $200,000 in cash and to issue 700,000 shares of common stock. $125,000 has been paid to date and $25,000 was required to be paid quarterly until the balance is paid in full. We paid off the balance of $75,000 in 2004 and received a satisfaction of judgment thereon.

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

         Our Success Relies on a Small Number of Customers and Our Sales Orders Have Had a High Degree of Delays and Cancelled Orders. In 2003, two customers accounted for 80% of net sales (49% and 31%). In 2004, one customer accounted for 95% of our sales and 100% of our accounts receivable. In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers and we have lost important North American customers. We anticipate that sales of our products to relatively few customers will account for a majority of our 2005 revenues. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

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

         Management of our Company Owns a Significant Amount of our Outstanding Common Stock. Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 30% of our issued and outstanding common stock, not including common stock options they may own. . In 2004, this control shifted to John Lee, who loaned the Company $500,000 in connection with a Note Purchase Agreement, with promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Accordingly, such holders may be in a position to affect the election of all of our directors and control the company.

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

         Risks Associated with Sales Outside of the United States May Adversely Affect Our Business. International sales represented approximately 85% and 95% of our net revenues for the years ended December 31, 2003 and 2004, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

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

         We Are Dependent Upon Management and Technical Personnel.  .
         Due to the specialized nature of our business, we are highly dependent on the continued service of, and on our ability to attract and retain, qualified technical and marketing personnel, particularly those involved in the development of new products and processes and the manufacture and enhancement of our existing products. In addition, as part of our team-based sales approach, we dedicate specific design engineers to service the requirements of individual customers. The loss of any such engineer could adversely affect our ability to obtain future purchase orders from the customers to which such engineer was dedicated. We have employment or non-competition agreements with most of our current design engineers and test technicians. The competition for such personnel is intense, and the loss of any such persons, as well as the failure to recruit additional key technical personnel in a timely manner, could have a material adverse effect on our business, financial condition and results of operations.

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

         Additional Authorized Shares of Common Stock and Preferred Stock Available for Issuance May Adversely Affect the Market. We are authorized to issue 25,000,000 shares of our common stock. As of December 31, 2004, there were 10,376,500 shares of our common stock issued and outstanding, which amount does not include:

         o        (1) 20,000 exercisable at $1.00 through May 2010

         o        (2) 300,000 exercisable at $2.00 through December 31, 2005

         o        (3) 75,000 exercisable at $.96 through March 2007

         370,000 shares of our common stock issuable upon exercise of options granted to our employees and Directors at exercise prices ranging from $0.20 to $1.50 per share.

         As of December 31, 2004, after reserving a total of 765,000 shares of our common stock for issuance upon the exercise of all options and warrants described above, we will have at least 13,858,500 shares of authorized but unissued common stock available for issuance without further shareholder approval. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market for our securities.

         In addition, we have 1,000,000 shares of authorized preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. The issuance of any of our preferred stock could have an adverse effect on the holders of our common stock. The Company delivered convertible promissory notes to John Lee which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Such conversion will take place at such time as the Company is able to do so. If not converted, the notes are payable on demand, provided that demand cannot be made before December 31, 2004, unless the Company is in default of the Note Purchase Agreement. No conversions to the Series C shares, pursuant to the Lee financing, have been made as of December 31, 2004 and to the date of the issuance of the current year's financial statements. In addition, no demand for payment has been made by Lee as of December 31, 2004 and to the date of the issuance of the current year's financial statements.

         Shares Eligible for Future Sale May Adversely Affect the Market. As of December 31, 2004 we had 10,376,500 shares of our common stock issued and outstanding. Of these 10,376,500 shares of issued and outstanding common stock, approximately 2,351,441 shares are considered "restricted securities". These "restricted securities" may be sold pursuant to Rule 144 of the Securities Act of 1933 as follows:

         o        Approximately   2,351,441  shares  of  our  common  stock  may
                  currently be sold pursuant to Rule 144;

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

         The Exercise of Outstanding Options and Warrants May Adversely Affect the Market for Our Common Stock. As of December 31, 2003, we had the following outstanding stock options and warrants to purchase shares of our common stock:

         (1)      20,000 exercisable at $1.00 through May 2010

         (2)      300,000 exercisable at $2.00 through December 31, 2005

         (3)      75,000 exercisable at $.96 through March 2007

                  In addition, we have reserved 370,000 shares of our common stock for issuance pursuant to outstanding employee stock options. The exercise of our outstanding options and warrants will dilute the percentage ownership of our stockholders. Sales in the public market of our common stock underlying such options or warrants may adversely affect prevailing market prices for our common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us those provided in such securities.

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

Item 2.  PROPERTIES.

         The Company leases (from an unaffiliated party) approximately 11,000 square feet, at 59 LaGrange Street, Raritan, NJ 08869, which serves as the Company's executive offices and manufacturing facility. The lease term expired on July 13, 2004 and we are currently occupying the premises on a month to month basis. The annual rental is $71,250 plus the Company's share of real estate taxes and other occupancy costs.

Item 3.  LEGAL PROCEEDINGS

         Other than as set forth below, the Company is not a party to any material pending litigation or governmental proceedings that, management believes, would result in judgments or fines that would have a material adverse effect on the Company.

The Company is or was a party to the following matters:

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2004.

2. The Company was also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company South Korean sales rep. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay a total of $85,000 in twelve equal monthly installments, none of which has been paid to date. The Company has not received any required documents and releases from the plaintiff and management believes that the possibility of any further assertion in this matter is remote. Accordingly, the provision for litigation settlement costs for the year ended December 31, 2002, reflected a reduction for the estimated liability in this matter as of December 31, 2001. As of December 31, 2004, the status of this matter remains unchanged.

3. The Company was subject to a SEC formal order of investigation relating to the subject matter of the Class Action Lawsuit that was commenced in 1999 and settled in 2001. On May 22, 2003, the Commission filed a settled action in the United States District Court for the District of New Jersey against Amplidyne, Inc. ("Amplidyne") and its President, Chairman and Chief Executive Officer, Devendar S. Bains ("Bains"). The Commission's Complaint alleges that Amplidyne and Bains violated the anti-fraud provision of the federal securities laws by making false statements concerning Amplidyne's purported entry into the high speed Internet wireless access market. Simultaneously with the filing of the Complaint, Amplidyne and Bains, without admitting or denying the allegations in the Complaint, consented to the entry of a final judgment permanently enjoining both from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. In addition, Bains agreed to pay a civil penalty of $50,000.

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

In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was $29,400 as of February 4, 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). Accordingly, a provision for litigation settlement costs of $229,400 for the year ended December 31, 2002, was made to reflect an estimated liability for it at that date. The stipulation called for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgment of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgment after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. As of December 31, 2003, the balance due in connection with this matter was $75,000. the amount was paid in its entirety in 2004. The Company has fulfilled its obligations and has received a warrant of satisfaction of judgment from opposing counsel dated June 6, 2004.

5. On May 30, 2002, the Company filed a two-count lawsuit in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. In June 2004, the Company entered into a Settlement Agreement with the plaintiff before the United states District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further calls for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this transaction are valued at the publicly traded market value of $.05 on the date of the transaction, less a discount of 40% for the restriction on sale.

6. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. Management has been in settlement discussions with the plaintiff, but to date has not reached an accord. On June 29, 2004, the Company filed a Motion to Dismiss the lawsuit against the Company.

Item 4. Submission Of Matters To A Vote Of Security Holders

There were no matters submitted to a vote of stockholders in 2004.

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

         The following table sets forth the range of high and low closing prices for the Company's Common Stock for fiscal years 2003 and 2004 and for the period of January 1, 2005 up to March 31, 2005 as reported by the NASDAQ SmallCap Market, or the NASD OTCBB, as the case may be. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the Common Stock may be adversely affected.

Common Stock

             2003 Calendar Year

             January 1 - March 31       .18   .05
             April 1-June 30            .14   .05
             July1-September 30         .15   .07
             October 1-December 31      .14   .04

             2004 Calendar Year

             January 1-March 31         .20   .04
             April 1-June 30            .12   .04
             July 1-September 30        .09   .05
             October 1-December 31      .08   .03

             2005 Calendar Year

             January 1-March 31         .04   .02

On March 31, 2005, the closing price of the Common Stock as reported on the NASD OTCBB was $.02. On March 31, 2005 there were 10,376,500 shares of Common Stock outstanding, held of record by approximately 80 record holders (with over 2,300 beneficial owners).

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Fiscal Year ended December 31, 2004 compared to Fiscal Year ended December 31, 2003.

Revenues for the fiscal year ended December 31, 2004 decreased by $607,438 from $1,351,228 to $743,790, or 45% compared to the fiscal year ended December 31, 2003. This was due to build up of inventory during the previous year at our major customer. The decline is largely represented by the decrease in sales to North American customers, which went down to $NIL in 2004 from $618,531 in 2003, a decrease of $618,531 or 100%. Sales substantially declined in the fourth quarter of 2004. Fourth quarter sales represented only approximately 10% of the total sales for the year ($73,229).

The majority of the amplifier sales for the year ended December 31, 2004 were obtained from the Wireless Local Loop amplifier products to its European customer.

The Company is developing W-CDMA amplifier for planned release in the second quarter of 2005.

Cost of sales was $779,266 or 105% of sales (including an inventory write-down of $101,039) during the year ended December 31, 2004, compared to 104% during the same period for 2003. Our fixed overhead costs are relatively high for our current sales volume. Excluding the inventory write-down, the cost of sales for the year ended December 31, 2004 was $678,227 or 91% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry and a write-down of obsolete inventory of $101,039. Gross margin was about the same compared to the year ended December 31, 2003. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2005.

Selling, general and administrative expenses decreased in 2004 by $266,372 to $586,505 from $852,877, in 2003. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 79% in 2004 and 63% in 2003. The principal factors contributing to the decrease in selling, general and administrative expenses were related to labor cutbacks and general cost cutting throughout the year.

Research, engineering and development expenses were 34% of net sales in 2004 compared to 21% in 2003. In 2004 and 2003, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had interest income in 2003 of $3. Interest income was $4,535 in 2004 primarily because the landlord of our operating premises gave us back our security deposit with interest. The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $129,317 in 2004 and $180,316 in 2003.

Interest expense was $1,200 in 2004 compared to $3,657 in 2003 . The decrease related to paying off capital leases. The interest for 2004 relates to accruals on a convertible promissory note with a principal balance of $20,000.

Actual and estimated litigation settlement costs (see financial statement Note I
- Litigation) have been provided in both 2004 and 2003, to reflect our known exposure in litigation against the Company, as well as the actual cost of the settlement of the following matters:

o The 2003 settlement of the High Gain Antenna matter for $200,000 plus 700,000 shares of restricted common stock of the Company (total charge $229,400).

o In 2004, we settled the Fogel matter for which we provided a charge of $20,460.

There was no stock compensation cost for 2004 or 2003.

As a result of the foregoing, the Company incurred net losses of $834,663 or $0.08 per share for the year ended December 31, 2004 compared with net losses of $980,496 or $0.10 per share for the same period in 2003.

Results of Operations ? Fiscal Year ended December 31, 2003 compared to Fiscal Year ended December 31, 2002.

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

Actual and estimated litigation settlement costs (see financial statement Note I ? Litigation) have been provided in both 2003 and 2002, to reflect our known exposure in litigation against the Company, as well as the actual cost of the settlement of the following matters:

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

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the John Lee. We have incurred a loss in each year since inception.. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2004, we had an accumulated deficit of $23,764,836. We have no immediate sources of liquidity. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of December 31, 2004, our current liabilities exceeded our cash and receivables by $1,572,164. Our current ratio was 0.26 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.08 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due.

Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of December 31, 2004, we had cash in banks of $122,234 compared to an overdraft of $17,855 at December 31, 2003. Overall our cash position improved by $140,089 during 2004, largely due to the receipt of the New Jersey tax credit proceeds of $129,317 close to the end of the year. We have since used up those balances Our cash used for operating activities was $424,620, excluding the benefit of salary deferrals by officer/stockholders of $74,217. This was principally funded by officer and investor loans aggregating approximately $486,000.

The allowance for doubtful accounts on trade receivables increased form $251,000 (73% of accounts receivable of $342,482) in 2003 to $268,000 (95% of accounts receivable of $283,597) in 2004. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. In 2003, we had several large outstanding balances that we had doubt we would collect. In 2004, we determined that only one customer's balance would actually be collectible. Provision for doubtful accounts decreased from $108,000 in 2003 to $21,260 in 2004.

Our inventories decreased by $98,076 to $309,633 in 2004 compared to $407,709 in 2003, a decrease of 24% We believe that the reasons for the decreased inventories primarily due to write-downs and distress sales of parts to generate cash.

Although the Company did not convert salaries to officers through the issuance of Common Stock in 2004 or 2003, it may to do so in 2005. To help alleviate the cash flow difficulties, officers agreed to defer an aggregate of approximately $74,000 of salaries.

The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

In 2003, the Company settled a litigation matter for cash payments aggregating $200,000 plus 700,000 shares of restricted common stock, with a down payment of $75,000 in March 2003 and $25,000 per quarter from June 2003 through May 2004. The balance of $75,000 which was due at December 31, 2003, was paid in full in 2004.

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

Having used up substantially all of our cash since December 31, 2004 and with no near term prospects of private placements, options or warrant exercises and reduced revenues, we believe that we will have great difficulty meeting our working capital obligations over the next 12 months. We are presently dependent on cash flows generated from sales and loans from officers and investors to meet our obligations. While the Company has obtained financing through the issuance of Series C Convertible Preferred Stock in 2004, our inability to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

         The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

Name                       Age          Position(s) with the Company
----                       ---          ----------------------------
Tarlochan Bains*           55           Chief Executive Officer, Treasurer and Director.

John Lee                   76           Director

Jessica Lee                42           Secretary/Director

Mikio Tajima               72           Director

  *  Member of the Compensation Committee and Audit Committee.

Background of Executive Officers and Directors

Tarlochan Bains has been Chief Executive Officer, Treasurer since September, 2004. From 1991 through March 2000, he was the Company's Vice President of Sales and Marketing. Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Higher National Diploma in Mechanical Engineering from Hatfield Polytechnic, England and a Masters Degree in Automotive Engineering from Cranfield Institute of Technology, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

Devendar S. Bains was previously Chairman of the Board, Chief Executive Officer, Treasurer and a director of the Company since its inception in 1988. He is now Company's Chief Technology Officer. He was also President of the Company from inception through September 2001. From 1983 to 1988 Mr. Bains was Group Project Leader of Amplifier division of Microwave Semiconductor Corporation. Previously, Mr. Bains was employed at G.E.C. in Coventry, England. Mr. Bains received a Bachelors Degree in Electronic Engineering from Sheffield University, England, and a Masters Degree in Microwave Communications from the University of Leeds and Sheffield, England. Mr. Bains is the brother of Tarlochan Bains and the husband of Nirmal Bains.

Nirmal Bains was Secretary of the Company from 1989 through 2004. She has a degree in Computer Programming from Cittone Institute in New Jersey. Mrs. Bains is the wife of Devendar S. Bains and the sister-in-law of Tarlochan Bains.

John Lee with three Masters (M. Div from Princeton Seminary, M.A. from U of Oregon, and MCRP from Rutgers University)has had many and diverse executive positions and business ownership experiences. John Lee is President of Tek Ltd. a distribution Company doing most of its business in South Korea.

Mikio Tajima with his college education in Economics and International Relations both in Japan and UC in Berkeley, CA and a Masters from Columbia University in International Administration and Organization has worked for United Nations for 33 years in many different fields and capacities. Last post he held was Director of Economic Policy and Social Development at UN HQs.

Jessica Lee: with a BA from Yonsei University in Seoul, Korea and an MBA from Rutgers University has been working in accounting and finance for number of companies in New Jersey and has been managing and operating her own accounting firm in Princeton, NJ since 1996. She will be the Secretary of the Board.

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

         The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2004.

         For the year ended December 31, 2004, the Company incurred professional fees to its auditors in the amount of $27,278, all (except for $1,250 for tax return preparation) of which related to auditing and quarterly review services. No non-audit services (except for tax return preparation) have been provided to the Company by its current auditor.

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

         To the  Company's  knowledge,  There  have been no  filings  made under
Section 16(a).

Item 10. Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

         The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 2002, 2003 and 2004 for its Chief Executive Officer and Vice President, respectively. Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.

                                                                                                             Long-Term
                                                                                                            Compensation
                                                                                                      Awards            Payouts
                                                                                                      ------            -------
                                                                                                          Securities
                                                       Annual Compensation                    Restricted  Underlying          All
                                                       -------------------      Other Annual     Stock    Options/    LTIP    Other
Name and Principal Position        Year         Salary ($)        Bonus ($)     Compensation     Awards    SARS(#)   Payouts  Comp
---------------------------        ----         ----------        ---------     ------------     ------    -------   -------  ----
Devendar S. Bains,                 2004         $140,250(7)         --
Chief technology officer           2003         $162,000(4)         --         $20,000 (1)
                                   2002         $162,000(2)         --         $20,000 (1)

Tarlochan Bains,                   2004         $100,000(6)         --
Chief executive Officer            2003         $100,000(5)         --
and Director                       2002         $100,000            --

(1) Represents payment for health insurance and automobile insurance lease payments on behalf of such individual but does not include deferred compensation.

(2) Includes $54,000 accrued but unpaid at December 31, 2002. The accrued amount was paid in 2003.

(3) Includes $20,000 accrued but unpaid at December 31, 2002. The accrued amount was paid in 2003.

(4) Of the salary, $22,293 was paid and $139,707 was accrued but not paid in the year ended December 31, 2003. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains.

(5) Of the salary, $55,719 was paid and $44,281 was accrued but not paid in the year ended December 31, 2003. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains.

(6)   Of the salary, $9,331 was accrued but unpaid at December 31, 2004 .

(7) Of the salary, $58,000 was accrued but unpaid at December 31, 2004. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains.

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

         There was no conversion of unpaid salary into equity from 2000 to 2004.

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

         As of December 31, 2004, 370,000 options to purchase Common Stock under the Option Plan were granted and/or reserved to certain employees The options are exercisable at between $0.20 and $1.50 and expire on at various dates through 2010. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information, as of March 31, 2005 with respect to the beneficial ownership of the outstanding Common Stock by
(i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:

Name of Beneficial              Number of Shares     Percentage (%) of
Owner*                          of Common Stock(1)   Ownership
------                          ------------------   ---------

 Devendar S. Bains(2)              2,272,985           21.91

 Tarlochan Bains(3)                   78,456             .76

 Nirmal Bains(2)                   2,272,985           21.91

 John Lee(8)

 Joseph Giamanco (6)                 584,674            5.63

 Jerome Belson (7)                   808,402            7.79

 All Officers and Directors
   As a group (5 persons)          2,351,441           22.66

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

(4) The address for such person is 92 Parker Road, Long Valley, NJ 07853. Includes 160,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

(5) The address for such person is 2001 Buckingham Dr., Jamison, PA, 18929. Includes 160,000 stock options. See "Executive Compensation - Stock Option Plans and Agreements."

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

(8) John Lee holds promissory notes aggregating $500,000 convertible into Series C voting stock representing approximately 80% of the Company's outstanding stock on a fully diluted basis.

Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The now former Chief Executive Officer agreed to defer $74,000 (2003) and $58,000 (2004) of salaries to help the Company with its cash flow. The current Chief executive Officer (formerly the Vice President of Operations) and the Secretary each also agreed to defer $9,331 and $2,885 of salaries, respectively. In 2004, the now former Chief Executive Officer and principal shareholder loaned the Company an additional $37,991 and was repaid $4,500. As of December 31, 2004, the Company owed $295,207 to the now former Chief Executive Officer for loans ($97,501) and accrued salaries ($197,706) and owed other officers an aggregate of $73,499 for accrued salaries. The total due to all officers combined at December 31, 2004 was $368,706.

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

Balance Sheets                                             F3 - F4

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

* Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.

**       Incorporated  by Reference to the Company's Form 8-K filed on August 3,
         1999.

         (b)      Reports on Form 8-K

         The Company did not file any reports on Form 8-K during the fourth quarter of fiscal 2004. The Company did not file any reports on Form 8-K in the first quarter of 2005.

                                 Amplidyne, Inc.

                          INDEX TO FINANCIAL STATEMENTS

                                                                      Page
                                                                      ----

Report of Independent Certified Public Accountants                    F-2

Financial Statements

         Balance Sheets                                               F-3 - F-4

         Statements of Operations                                     F-5 - F-6

         Statement of Stockholders' Deficiency                        F-6

         Statements of Cash Flows                                     F-7 -

         Notes to Financial Statements                                F-8 - F-21


                                      -F1-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

AMPLIDYNE, INC.

We have audited the accompanying balance sheet of Amplidyne, Inc. as of December 31, 2004 and 2003, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Amplidyne, Inc., as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

KAHN BOYD LEVYCHIN, LLP

New York, New York
April 12, 2005


                                      -F2-

                                 Amplidyne, Inc.
                                 BALANCE SHEETS
                                  December 31,

                                                                                2004            2003
                                                                             ---------       ---------
ASSETS - PLEDGED

CURRENT ASSETS
         Cash and cash equivalents                                           $ 122,234       $      --
         Accounts receivable, net of allowance for doubtful accounts of
           $268,000 and  $251,000 in 2004 and 2003, respectively                15,597          91,482
         Inventories                                                           309,633         407,709
         Prepaid expenses and other                                                 --          12,307
                                                                             ---------       ---------

                  Total current assets                                         447,464         511,498
                                                                             ---------       ---------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                               565,629         565,629
         Furniture and fixtures                                                 43,750          43,750
         Autos and trucks                                                       66,183          66,183
         Leasehold improvements                                                  8,141           8,141
                                                                             ---------       ---------
                                                                               683,703         683,703
         Less accumulated depreciation and amortization                       (681,956)       (646,627)
                                                                             ---------       ---------
                                                                                 1,747          37,076
                                                                             ---------       ---------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                      --          35,625
                                                                             ---------       ---------

                                                                             $ 449,211       $ 584,199
                                                                             =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F3-

                                 Amplidyne, Inc.
                                 BALANCE SHEETS
                                  December 31,

                                                                                           2004              2003
                                                                                      ------------       ------------
LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY)

CURRENT LIABILITIES
         Overdraft                                                                    $         --       $     17,855
         Secured note payable in connection with Phoenix investor
                   rescinded agreement - payment default effective
                           March 31, 2005                                                   40,000                 --
         Convertible notes payable pursuant to Lee financing
                  agreement, including temporary additional advance
                           by Lee of $6,000                                                506,000                 --
         Accounts payable                                                                  456,910            411,171
         Other convertible notes payable - payment default effective
                  March 31, 2005                                                            22,173                 --
         Accrued expenses and other current liabilities (including
                  delinquent federal payroll taxes, penalties and interest
                           aggregating $81,353)                                            199,198             81,486
         Accrued settlement of litigation                                                   95,000            170,000
         Advances from customers                                                            22,008             60,000
         Loans payable - officers                                                          368,706            256,997
                                                                                      ------------       ------------
                                    Total current liabilities                            1,709,995            997,509

Other convertible  notes payable                                                                --             20,973
                                                                                      ------------       ------------

                           TOTAL LIABILITIES                                             1,709,995          1,018,482
                                                                                      ------------       ------------

COMMITMENTS AND OTHER COMMENTS - NOTE F
RELATED PARTY TRANSACTIONS - NOTE G
LITIGATION - NOTE H
SUBSEQUENT EVENTS - NOTE I

STOCKHOLDERS'  (DEFICIENCY)

         Common stock - authorized, 25,000,000 shares of $.0001  par value;
                  shares 10,376,500 and 10,376,500 shares issued and outstanding at December 31, 2004 and 2003,
                  respectively                                                               1,038              1,038
         Additional paid-in capital                                                     22,503,014         22,494,854
         Accumulated deficit                                                           (23,764,836)       (22,930,175)
                                                                                      ------------       ------------
                                                                                        (1,260,784)          (434,283)
                                                                                      ------------       ------------

                                                                                      $    449,211       $    584,199
                                                                                      ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F4-

                                 Amplidyne, Inc.
                            STATEMENTS OF OPERATIONS
                             Year ended December 31,

                                                              2004               2003
                                                          ------------       ------------
Net sales                                                 $    743,790       $  1,351,225
Cost of goods sold  (net of inventory write-down
         of $101,039 in 2004 and $164,672 in 2003)             779,266          1,411,679
                                                          ------------       ------------

                  Gross loss                                   (35,476)           (60,454)

Operating expenses
         Selling, general and administrative                   586,505            852,877
         Research, engineering and development                 256,175            287,629
                                                          ------------       ------------

                  Operating loss                              (878,156)        (1,200,960)

Nonoperating income (expenses)
         Interest income and other income                        4,535                  3
         Loss incurred on rescission  of prior year
            agreements with Phoenix to invest in the
            Company                                            (40,780)                --
         Interest expense                                       (1,200)            (3,657)
         Federal tax penalties and interest                    (11,684)                --
         Litigation settlement costs                           (20,460)                --
         Gain on sale of property & equipment                    4,000             44,500
         Sale of New Jersey tax benefits                       129,317            180,316
                                                          ------------       ------------

                  Loss before income taxes                    (814,428)          (979,798)

Provision for income taxes                                      20,235                698
                                                          ------------       ------------

                  NET LOSS                                $   (834,663)      $   (980,496)
                                                          ============       ============

Net loss per share - basic and diluted                    $      (0.08)      $      (0.10)
                                                          ============       ============

Weighted average number of shares outstanding               10,376,500         10,318,167
                                                          ============       ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F5-

                                 Amplidyne, Inc.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2004 and 2003

                                                                  Preferred Stock                       Common Stock
                                                          -------------------------------       ------------------------------
                                                              Shares           Par Value            Shares         Par Value
                                                          ------------       ------------       ------------      ------------
BALANCE AT DECEMBER 31, 2002                                        --       $         --          9,676,500      $        968
Net loss for the year ended December 31, 2003
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002                                               700,000                70
                                                          ------------       ------------       ------------      ------------

BALANCE AT DECEMBER 31, 2003                                        --                 --         10,376,500             1,038
Net loss for the year ended December 31, 2004

Litigation  settlement to be paid through the issuance
of common stock
                                                          ------------       ------------       ------------      ------------

BALANCE AT DECEMBER 31, 2004                                        --       $         --         10,376,500      $      1,038

                                                          Additional
                                                            Paid-In          Accumulated      Subscriptions
                                                            Capital             Deficit         Receivable             Total
                                                          ------------       ------------       ------------      ------------
BALANCE AT DECEMBER 31, 2002                              $ 22,494,924       $(21,949,679)      $         --      $    546,213
Net loss for the year ended December 31, 2003                                    (980,496)                            (980,496)
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002             (70)                                                     --
                                                          ------------       ------------       ------------      ------------

BALANCE AT DECEMBER 31, 2003                                22,494,854        (22,930,175)                --          (434,283)
Net loss for the year ended December 31, 2004                 (834,661)          (834,661)
Litigation settlement to be paid through the issuance
of common stock                                                  8,160                                                   8,160
                                                          ------------       ------------       ------------      ------------

BALANCE AT DECEMBER 31, 2004                              $ 22,503,014       $(23,764,836)      $         --      $ (1,260,784)
                                                          ============       ============       ============      ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F6-

                                 Amplidyne, Inc.
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                                      2004            2003
                                                                                                   ---------       ---------
Cash flows from operating activities:
Net Loss                                                                                           $(834,663)      $(980,496)
                                                                                                   ---------       ---------
Adjustments to reconcile net loss to net cash used in operating activities
                  Provision for doubtful accounts receivable                                          21,260         108,000
                  Gain on sale of property & equipment                                                (4,000)        (44,500)
                  Loss on write-down of long-term financed receivables                                    --          30,058
                  Salary deferrals added to officer loans                                             74,217         109,988
                  Issuance of secured promissory note in connection with loss incurred on
                            rescission of agreements with Phoenix to invest in the Company            40,000              --
                  Provision for inventory write-down                                                 101,039         164,672
                  Depreciation and amortization                                                       35,329          45,994
                  Provision for litigation settlements                                                20,460              --
                  Litigation settlements paid in cash                                                (42,000)       (125,000)
                  Interest accrued on other convertible promissory notes                               1,200             973
                  Return of security deposits                                                         35,625              --
                  Payment of legal fees by Lee on behalf of the Company                               12,000              --
                  Changes in assets and liabilities
                           Accounts receivable                                                        54,626         241,024
                           Inventories                                                                (2,963)        354,332
                           Prepaid expenses and other assets                                          12,307          (8,307)
                           Accounts payable and accrued expense                                      163,152         (72,814)
                           Advances from customer                                                    (37,992)         60,000
                                    Total adjustments                                                484,260         864,420
                                                                                                   ---------       ---------
                   Net cash (used for) operating activities                                         (350,403)       (116,076)
                                                                                                   ---------       ---------

Cash flows from investing activities:
         Proceeds from sale of property and equipment                                                  4,000          44,500
                                                                                                   ---------       ---------
         Net cash provided by investing activities                                                     4,000          44,500
                                                                                                   ---------       ---------

Cash flows from financing activities:
         (Decrease) increase in overdraft                                                            (17,855)          5,916
         Proceeds from other  convertible promissory notes                                                --          20,000
         Proceeds of stock purchase and financing agreements by Phoenix, deal subsequently
                   rescinded repaid  by Lee on behalf of the Company                                 100,000              --
         Proceeds from convertible notes received directly in cash  pursuant to Lee financing        343,000              --
         Proceeds of temporary additional advance from Lee                                             6,000              --
         Proceeds of loans from officer                                                               37,492          47,701
          Payment of capital lease obligations                                                            --          (2,041)
                                                                                                   ---------       ---------
                  Net cash provided by financing activities                                          468,637          71,576
                                                                                                   ---------       ---------
                           NET INCREASE IN CASH                                                      122,234              --

Cash and cash equivalents at beginning year                                                               --
                                                                                                   ---------       ---------
Cash and cash equivalents at end year                                                              $ 122,234       $      --
                                                                                                   =========       =========

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                                                   $      --       $   3,657
                        Income taxes                                                               $  20,235       $     698
Noncash financing activities:
         Convertible notes issued by Company pursuant to Lee financing agreement                   $ 500,000       $      --
         Less: Proceeds received directly in cash by Company                                         343,000              --
                                                                                                   ---------       ---------
         Payment of Company obligations by lender in connection with
                  financing agreement in exchange for convertible notes                            $ 157,000       $      --
                                                                                                   =========       =========

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F7-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

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

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $834,663 and $980,496 in 2004 and 2003, respectively.

With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and loans from officers to meet our obligations. Our inability to substantially improve our deteriorated revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      o Maintaining a reduced cost structure through a more streamlined operation by using automated machinery to produce components for our products;

      o Deferral of payments of officers' salaries, as needed;

      o Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;


                                      -F8-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

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

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 2004 and 2003, inventories consisted of the following:

                                                         2004             2003
                                                       --------         --------
Component parts                                        $230,812         $290,178
Work-in-progress                                         76,568           36,052
Finished Goods                                            2,253           81,479
                                                       --------         --------
                                                       $309,633         $407,709
                                                       ========         ========


                                      -F9-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

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

4. VALUATION OF LONG-LIVED ASSETS

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2004.

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

During 2004, one customer accounted for approximately 95% of net sales and 100% of net accounts receivable at December 31, 2004. Export sales in 2004 accounted for substantially all net sales and were primarily to Europe.


                                     -F10-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

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

10. ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $6,649 and $5,792 for the years ended December 31, 2004 and 2003, respectively.


                                     -F11-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

11. RECLASSIFICATIONS

Certain reclassifications were made to the 2003 amounts to conform to the current presentation.

12. LOSS PER SHARE

Statement of Financial Accounting Standards No.128 (SFAS No. 128), Earnings per Share, specifies the computation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock.

Net loss per common share - basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive. The number of antidilutive securities excluded from the dilutable loss per share calculation for the years ended December 31, 2004 and 2003 were 395,000 and 945,000 shares, respectively.

13. SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                          Year Ended       Year Ended
                                          December 31,    December 31,
                                             2004             2003
                                          ----------      ----------
Sales - external
         Amplifier                           655,679      $1,128,453
         Internet business                    88,111         222,772
                                          ----------      ----------
                                          $  743,790      $1,351,225
                                          ==========      ==========
Sales - external, by geographic area
         United States                    $       --      $  201,087
         Europe                              743,790         732,694
         Canada                                   --         417,444
         All other foreign countries              --              --
                                          ----------      ----------
                                          $  743,790      $1,351,225
                                          ==========      ==========
Inventory
         Amplifier                        $  249,372      $  248,575
         Internet business                    60,261         159,134
                                          ----------      ----------
                                          $  309,633      $  407,709
                                          ==========      ==========


                                     -F12-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS

1.       Common Sock Warrants and Options

At December 31, 2004, the following 395,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010

      (2)   300,000 exercisable at $2.00 through December 31, 2005

      (3)   75,000 exercisable at $.96 through March 2007

At December 31, 2004, the Company had employee stock options outstanding to acquire 370,000 shares of common stock at exercise prices of $0.20 to $1.50 per share.

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

The Company did not make the required payment due on March 31, 2005 under the Phoenix rescission agreement, and the Company remains currently delinquent. As yet, no action has been taken by Phoenix concerning this default.


                                     -F13-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

In a separate transaction, John Lee of Piscataway, NJ ("Lee") entered into a Note Purchase Agreement with the Company by which Lee agreed to lend the Company an initial $200,000 and up to an additional $200,000 in one or more installments on or before October 30, 2004. The Company agreed to deliver to John Lee convertible promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Such conversion will take place at such time as the Company is able to do so. Messrs. Devendar Bains and Tarlochan Bains are required to devote their full business time and attention to the business of the Company for eight
(8) years from May 25, 2004. In the event that either Devendar Bains or Tarlochan Bains must leave the employ of the Company for any reason, each agrees that, if requested by the Board of Directors of the Company, he will use his best efforts to find a qualified replacement for himself acceptable to the Board of Directors, and that he will not engage in a business competitive with the Company for a period of eight (8) years. On May 25, 2004, Lee loaned the Company $250,000, and was issued two convertible promissory notes which will be convertible in the aggregate into Series C shares representing approximately 32% of the Company's outstanding stock on a fully diluted basis, if and when converted. If not converted, the notes are payable on demand, provided that demand cannot be made before December 31, 2004, unless the Company is in default of the Note Purchase Agreement. Of the $250,000 loaned to the Company, $100,000 was used to pay Phoenix in connection with the rescission described above, $45,000 was used to make a final payment in resolution of litigation with High Gain Antenna Co. Ltd. of Korea, and to pay associated bank fees, $12,000 was used to pay legal fees and $43,000 was used for working capital purposes.

In August 2004, an additional $50,000 was received from each of Hye Joung Lee and Joong Bin Lee (an aggregate of $100,000) in connection with the same agreement. These parties are business associates of John Lee, but otherwise unrelated.

In October 2004, an additional $156,000 was received from John Lee, of which $6,000 represented a temporary additional advance outside of the Series C Convertible financing.

No conversions to the Series C shares, pursuant to the Lee financing, have been made as of December 31, 2004 and to the date of the issuance of the current year's financial statements. In addition, no demand for payment has been made by Lee as of December 31, 2004 and to the date of the issuance of the current year's financial statements.

NOTE D - STOCK OPTION PLANS

An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 1,656,000 options remained outstanding at December 31, 2004. The extension of the exercise date of the warrants mentioned above did not result in a charge to operations because the extension occurred prior to the effective date of FIN 44 and because the exercise price exceeded the market value of the underlying common stock at the date of the extension.


                                     -F14-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

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

Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                        2004              2003
                                    ----------       -------------
Net loss                            $ (983,008)      $  (1,197,411)
Loss per share                      $    (0.09)      $       (0.12)

Stock option activity during 2004 and 2003, is summarized below:

                                                Shares of common     Weighted average
                                               stock attributable    exercise price of
                                                   to options            options
                                               ------------------    -----------------
Unexercised at December 31, 2002                    2,051,000           3.233
         Expired at December 31, 2003                 (30,000)          3.250
         Issued during 2003                           200,000           0.150
                                                   ----------
Unexercised at  December 31, 2003                   2,221,000           0.669

         Expired at December 31, 2004              (1,851,000)          0.541
                                                   ----------
Unexercised at December 31, 2004                      370,000           1.302
                                                   ==========


                                     -F15-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

The  following  table   summarizes   information   concerning   outstanding  and
exercisable options, including warrants issued to officers, at December 31, 2004:

                                      Options Outstanding                        Options Exercisable
                      ------------------------------------------------      ------------------------------
                        Number       Weighted average                         Number          Weighted
                    outstanding at      remaining      Weighted average   exercisable at       average
 Exercise Prices      period end     contractual life   exercise price      period end      exercise price
 ---------------      ----------     ----------------   --------------      ----------      --------------
      1.040              10,000           1 year             1.040             10,000           1.040
      1.120              10,000           1 year             1.120             10,000           1.120
      1.500             300,000           1 year             1.500            300,000           1.500
      0.200              50,000           1.25 years         0.200             50,000           0.200
                        -------                                               -------
                        370,000                                               370,000

NOTE E - INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2004, the Federal net operating loss carryforwards are approximately $16,200,000. The net operating loss carryforwards expire at various dates through 2024, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $5,600,000 and $5,400,000 has been provided on the deferred tax asset at December 31, 2004 and 2003, respectively.

The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2004 and 2003, the Company received $129,317 and $180,316, respectively, from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2004, although there can be no assurance a suitable transaction will be consummated. The New Jersey net operating loss carryforwards are approximately $4,240,000 at December 31, 2004.

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

The Company's tax provision for 2004 and 2003 is principally due to the impact of state income and minimum taxes.


                                     -F16-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

NOTE F - COMMITMENTS AND OTHER COMMENTS

1. OPERATING LEASES

During July 2000, the Company entered into a lease agreement for approximately 11,000 square feet of office and manufacturing space, for a five-year period ending July 13, 2004. The annual rental was $71,000 plus the Company's share of real estate taxes, utilities and other occupancy costs. The landlord held a security deposit of $35,625 representing approximately 6 months rent.

In July 2004, John Lee entered into a contract with the existing landlord of the operating premises to purchase the building. In connection therewith, Lee negotiated a return of the security deposit and accumulated interest thereon to the Company in the aggregate amount of $40,160. The Company is currently leasing the premises on a month to month basis and is paying rent on a semi-monthly basis. Although there is no lease or contract presently in effect with Lee, it is anticipated that the Company will be able to continue occupying the premises under a lease with Lee at an as yet to be determined rent, once impediments to Mr. Lee's closing on the property purchase are resolved.

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $71,672 and $81,940 for the years ended December 31, 2004 and 2003, respectively.

2. EMPLOYMENT AGREEMENTS

Commencing May 1, 1996, the Company entered into three five-year employment agreements with its Chairman, its Vice President of Sales and Marketing and its Secretary (the Officers). These agreements were extended to expire April 30, 2005. The agreements call for aggregate annual base salaries of $312,000, plus certain employee benefits.

The Officers deferred a portion of their compensation from 1997 through 1999. In 1999 the Officers converted an aggregate of $181,131 of such deferrals, principally arising in 1999, into 66,378 shares of common stock of the Company, representing the estimated fair value of the common stock of the Company at that time. No shares have been issued in lieu of officers' deferred compensation since 1999. During 2004, the now former Chief Executive Officer deferred salaries of $58,000 and the Chief Executive Officer and the Secretary each also deferred salaries of $9,331 and $2,885 in 2004, respectively. During 2003, the now former Chief Executive Officer deferred salaries of $139,707 and the Vice President of Operations and the Secretary each also deferred salaries of $44,281 and $9,000, respectively.

3. 401(K) PLAN

During 1996, the Company established a defined contribution plan, the Amplidyne, Inc. 401(k) Plan. The Company makes no contributions. All employees with greater than six months' service with the Company were eligible to participate in the plan. The plan was administered by a third party and was discontinued for periods ending after December 31, 2003.

4. LETTER OF INTENT - ABORTED MERGER

In February, 2003, the Company entered into a letter of intent with V-Link, Inc., a provider of wireless networks for hotels whereby was to acquire all of that Company's common stock. V-Link, as a customer of the Company, advanced $100,000 in March 2003 for future orders which had been fulfilled by December 31, 2003. The merger negotiations have ceased and V-Link has sued the Company and its Chief Executive Officer (see Note H - Litigation - item 6).


                                     -F17-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

5. NOTES PAYABLE CONVERTIBLE INTO COMMON STOCK AT HOLDERS' OPTION

In March 2003, two investors, each of which already own approximately 4% of the Company's outstanding common stock, loaned the Company $20,000. The terms of each loan provide for 6% interest and were due in March 2005 with accrued interest. By their terms, the loans provide for accelerated payment under certain conditions, and conversion prior to maturity into the Company's common stock at the holders option at the rate of $.10 per share. As of December 31, 2004, there were no conditions present that trigger an acceleration, nor has either holder exercised their option to convert them into common stock.

The Company did not make the required payments due March 31, 2005 under the notes, for principal and interest, and the Company remains currently delinquent. As yet, no actions have been taken by the holders concerning this default.

6. NOTICE OF OPPOSITION ON TRADEMARKS

The Company's registration of the Ampwave trademark was opposed at the U.S. Patent Office. The Company settled with the opposing party by agreeing to stop using the Ampwave name after a period of one (1) year from the date of signing. Sales under the Ampwave label were $88,111 for the year ended December 31, 2004. Management believes that the settlement will have no material financial effect.

7. DELAWARE CORPORATE STATUS

The Company is delinquent in its filing and payment of the Delaware Franchise Tax report and, accordingly, is not in good standing.

NOTE G - RELATED PARTY TRANSACTIONS

1. OFFICER / STOCKHOLDER LOANS

The now former Chief Executive Officer agreed to defer $74,000 (2003) and $58,000 (2004) of salaries to help the Company with its cash flow. The current Chief executive Officer (formerly the Vice President of Operations) and the Secretary each also agreed to defer $9,331 and $2,885 of salaries, respectively. In 2004, the now former Chief Executive Officer and principal shareholder loaned the Company an additional $37,991 and was repaid $4,500. As of December 31, 2004, the Company owed $295,207 to the now former Chief Executive Officer for loans ($97,501) and accrued salaries ($197,706) and owed other officers an aggregate of $73,499 for accrued salaries. The total due to all officers combined at December 31, 2004 was $368,706.

2. PURCHASES FROM RELATED PARTY

A former member of the Company's Board of Directors is President and CEO of one of the Company's vendors. During 2004 and 2003, the Company made purchases of approximately $14,000 and $38,000, respectively, from this vendor.


                                     -F18-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

NOTE H - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2004.

2. The Company was also a defendant in a complaint filed in the United States District Court for the District of New Jersey on May 13, 1998. The complaint alleges breach of contract of a representative agreement between the Company South Korean sales rep. The Company reached oral settlement terms and, based upon such oral settlement, the court dismissed the case in the first quarter of 2000. The terms of the oral settlement called for the Company to pay a total of $85,000 in twelve equal monthly installments, none of which has been paid to date. The Company has not received any required documents and releases from the plaintiff and management believes that the possibility of any further assertion in this matter is remote. Accordingly, the provision for litigation settlement costs for the year ended December 31, 2002, reflected a reduction for the estimated liability in this matter as of December 31, 2001. As of December 31, 2004, the status of this matter remains unchanged.

3. The Company was subject to a SEC formal order of investigation relating to the subject matter of the Class Action Lawsuit that was commenced in 1999 and settled in 2001. On May 22, 2003, the Commission filed a settled action in the United States District Court for the District of New Jersey against Amplidyne, Inc. ("Amplidyne") and its President, Chairman and Chief Executive Officer, Devendar S. Bains ("Bains"). The Commission's Complaint alleges that Amplidyne and Bains violated the anti-fraud provision of the federal securities laws by making false statements concerning Amplidyne's purported entry into the high speed Internet wireless access market. Simultaneously with the filing of the Complaint, Amplidyne and Bains, without admitting or denying the allegations in the Complaint, consented to the entry of a final judgment permanently enjoining both from violating Section 10(b) of the Securities Exchange Act of 1934 and Rule 10(b)-5 thereunder. In addition, Bains agreed to pay a civil penalty of $50,000.

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


                                     -F19-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

In January 2003, the Company entered into a Stipulation of Settlement and Release before the Superior Court of New Jersey, Somerset County. The settlement stipulates that the Company pay a total of $200,000 plus 700,000 shares of restricted common stock of the Company valued by the agreement at $105,000 (management has determined that the discounted value of the 700,000 restricted shares was $29,400 as of February 4, 2003 based on quoted market price of $0.07 per share discounted for lack of marketability). Accordingly, a provision for litigation settlement costs of $229,400 for the year ended December 31, 2002, was made to reflect an estimated liability for it at that date. The stipulation called for an initial payment of $75,000 (paid in March 2003) with the remaining balance payable in $25,000 increments on the following dates: June 2, 2003, August 31, 2003, November 29, 2003, February 27, 2004 and May 28, 2004. The record judgment of $400,000 shall remain until the payment obligations are made in full. In the event of default, the plaintiff shall have the right to execute the judgment after crediting $105,000 for the agreed value of the shares issued plus any payments made pursuant to the settlement. As of December 31, 2003, the balance due in connection with this matter was $75,000. the amount was paid in its entirety in 2004. The Company has fulfilled its obligations and has received a warrant of satisfaction of judgment from opposing counsel dated June 6, 2004.

5. On May 30, 2002, the Company filed a two-count lawsuit in the Superior Court of New Jersey, Law Division, Somerset County, seeking, among other things, declaratory relief that the Company is not obligated to pay a finders fee (in connection with the Company's purchase of the Darwin Assets), and that the Company is entitled to monetary damages as a result of defendant's false misrepresentations. On July 10, 2002, the matter was removed to the United States District Court of New Jersey but later transferred back to the United States Bankruptcy Court and then transferred to the United States District Court of New Jersey. On July 29, 2002, defendants filed a counterclaim seeking $200,000 in damages as a result of a finders fee agreement. In January 2003, the matter was transferred to the United States District Court for the Middle District of Florida. The defendants sought a further transfer to the United States Bankruptcy Court for the Middle District of Florida, but such motion was denied. In June 2004, the Company entered into a Settlement Agreement with the plaintiff before the United states District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further calls for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this transaction are valued at the publicly traded market value of $.05 on the date of the transaction, less a discount of 40% for the restriction on sale.

6. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. Management has been in settlement discussions with the plaintiff, but to date has not reached an accord. On June 29, 2004, the Company filed a Motion to Dismiss the lawsuit against the Company.


                                     -F20-

                                 Amplidyne, Inc.
                          Notes to Financial Statements
                           December 31, 2004 and 2003

NOTE I - SUBSEQUENT EVENTS

1. LOANS FROM AND REPAYMENTS TO OFFICER / STOCKHOLDER

From January through March 2005, the former Chief  Executive  Officer loaned the
Company approximately $2,000. As of April 12, 2005 the Company owed approximately $297,000 to this officer for loans and accrued salaries. (See note F-1).

2.    ADDITIONAL ADVANCES FROM JOHN LEE

From January through March 2005, John Lee loaned the Company approximately $100,700 as temporary advances.

In early April 2005, Lee informally advised the Company of his intention to convert $100,700 of his loans into Series C Preferred Stock in accordance with the terms of the Note Purchase Agreement. If and when this conversion is effectuated, Lee will have 21.4% voting control of the capital stock of the Company.

3.    NOTICE OF FEDERAL TAX LIEN

On January 18, 2005, the Internal Revenue Service filed a federal tax lien with the County Clerk of Somerset County, New Jersey, in the amount of $35,663. This lien attaches to all property currently owned by the Company as well as all property it may acquire in the future, until the lien is satisfied. The Company is negotiating payment terms with the government, the agreement of which is expected to forestall any enforcement action. Although enforcement action (such as seizure of assets) is not presently anticipated, the government retains the right to take such action. Furthermore, even if satisfactory payment terms are agreed to, the lien will remain until the related liability of $35,663 is fully satisfied.


                                     -F21-

Item 14:

Audit fees

Aggregate fees bills by the Company's principal accountant were $34,678 in 2004 and $18,000. Audit-Related Fees

There were no audit related fees in 2004.

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

                                          AMPLIDYNE, INC.

                                          By: /s/ Tarlochan S. Bains
                                              --------------------------
                                              Name Tarlochan S. Bains
                                              Title: Chief Executive Officer,
                                              Principal Accounting
                                              Officer and Director

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                                   Title                                     Date
---------                                   -----                                     ----
/s/ Tarlochan S. Bains              Chief Executive Officer and Director        April 15, 2005
----------------------------
Tarlochan S. Bains

/s/ John Lee                        Secretary                                   April 15, 2005
-------------------------
John Lee

/s/Jessica Lee                      Director                                    April 15, 2005
-------------------------
Jessica Lee

/s/ Mikio Tajima                    Director                                    April 15, 2005
----------------
Mikio Tajima