Form 10QSB
period 2005-03-31
AMPLIDYNE INC
filed 2005-05-23
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.


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

                                 Yes _X_ No ___


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 18, 2005 was 10,376,500.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2005

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1    Financial Statements (Unaudited):

          Balance Sheets...........................................1-2

          Statements of Operations...................................3

          Statement of Cash Flows....................................4

          Statement of Changes in Stockholder's Deficiency...........5

          Notes to Financial Statements...........................6-12

Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations....................13-15

Item 3.   Controls and Procedures...................................15


PART II - OTHER INFORMATION

Item 1.   Legal Proceedings.........................................16

Item 2.   Change in Securities......................................16

Signatures..........................................................17

Certification.......................................................18

Exhibit 99.1........................................................19

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS


 ASSETS
                                                                           March 31    December 31
                                                                             2005        2004
                                                                          ---------    ---------
CURRENT ASSETS
         Cash and cash equivalents                                        $  22,288    $ 122,234
         Accounts receivable, net of allowance for doubtful accounts of
           $264,000 and  $268,000 in 2005 and 2004, respectively             43,033       15,597
         Inventories                                                        337,101      309,633
         Prepaid expenses and other                                              --           --
                                                                          ---------    ---------

                  Total current assets                                      402,422      447,464
                                                                          ---------    ---------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                            565,629      565,629
         Furniture and fixtures                                              43,750       43,750
         Autos and trucks                                                    66,183       66,183
         Leasehold improvements                                               8,141        8,141
                                                                          ---------    ---------
                                                                            683,703      683,703
         Less accumulated depreciation and amortization                    (683,703)    (681,956)
                                                                          ---------    ---------
                                                                                 --        1,747
                                                                          ---------    ---------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                   --           --
                                                                          ---------    ---------

                                                                          $ 402,422    $ 449,211
                                                                          =========    =========

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

    The accompanying notes are an integral part of these financial statements

                                 Amplidyne, Inc.
                                 BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

                                                                                     March 31       December 31,
                                                                                       2005            2004
                                                                                   ------------    ------------
CURRENT LIABILITIES
         Secured note payable in connection with Phoenix investor
                  rescinded agreement - payment in default                               40,000          40,000
         Convertible notes payable pursuant to Lee financing
                  agreement, including temporary additional advance
                           by Lee of $98,000 at March 31, 2005 and
                                     $6,000 at December 31, 2004                        598,000         506,000
         Accounts payable (as restated) -- Note J                                       347,431         321,064
         Other convertible notes payable - payment default                               22,473          22,173
         Accrued expenses and other current liabilities (including
                  delinquent federal payroll taxes, penalties and interest
                           aggregating $115,705 at March 31, 2005 and
                                     $81,353 at December 31, 2004                       205,032         199,198
         Accrued settlement of litigation                                                95,000          95,000
         Advances from customers                                                         11,267          22,008
         Loans payable - officers                                                       370,448         368,706
                                                                                   ------------    ------------
                          Total current liabilities                                   1,689,651       1,574,149

OTHER COMMENTS - NOTE I


STOCKHOLDERS' (DEFICIENCY)
              Common stock - authorized, 25,000,000 shares of $.0001 par value;
                  shares 10,376,500 and 10,376,500 shares issued and outstanding at March 31, 2005 and December 31,
                   2004, respectively (the Lee convertible notes payable are
                   convertible into Series C shares representing 80% of the
                   outstanding stock of the Company on a fully
                   diluted basis)                                                         1,038           1,038
         Additional paid-in capital                                                  22,503,014      22,503,014
         Accumulated deficit (as restated) -- Note J                                (23,791,281)    (23,628,990)
                                                                                   ------------    ------------
                                                                                     (1,287,229)     (1,124,938)
                                                                                   ------------    ------------

                                                                                   $    402,422    $    449,211
                                                                                   ============    ============

Note: The balance sheet at December 31, 2004 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

    The accompanying notes are an integral part of these financial statements

                                 Amplidyne, Inc.
                            STATEMENTS OF OPERATIONS
                             Quarter Ended March 31

                                                         Quarter Ended
                                                            March 31
                                                      2005            2004
                                                  ------------    ------------

Net sales                                         $    142,593    $    315,367
Cost of goods sold                                     103,408         288,400
                                                  ------------    ------------

                  Gross profit                          39,185          26,967

Operating expenses
         Selling, general and administrative            99,252         213,004
         Research, engineering and development         101,873          79,526
                                                  ------------    ------------

                  Operating loss                      (161,940)       (265,563)

Nonoperating income (expenses)
         Interest income and other income                3,563              --
         Interest expense                                 (300)           (300)
         Federal tax penalties and interest             (3,000)             --
         Gain on sale of property and equipment             --           4,000
                                                  ------------    ------------

                  Loss before income taxes            (161,677)       (261,863)

Provision for income taxes                                 614           3,200
                                                  ------------    ------------

                  NET LOSS                        $   (162,291)   $   (265,063)
                                                  ============    ============

Net loss per share - basic and diluted            $      (0.02)   $      (0.03)
                                                  ============    ============

Weighted average number of shares outstanding       10,376,500      10,376,500
                                                  ============    ============

    The accompanying notes are an integral part of these financial statements

                                 Amplidyne, Inc.
                            STATEMENTS OF CASH FLOWS
                             Quarter Ended March 31

                                                                                  Quarter Ended
                                                                                     March 31
                                                                                2005         2004
                                                                             ---------    ---------
Cash flows from operating activities:
Net Loss                                                                     $(162,291)   $(265,063)
                                                                             ---------    ---------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                  1,747       10,000
                  Gain of sale of property & equipment                              --       (4,000)
                  (Decrease) increase in allowance for doubtful accounts        (4,000)      28,260
                  Interest accrued on convertible promissory note                  300          300
                  Salary deferred, added to officer loans                        3,942       30,692
                  Changes in assets and liabilities
                           Accounts receivable                                 (23,436)     (76,882)
                           Inventories                                         (27,468)      29,306
                           Prepaid expenses and other assets                        --       12,307
                           Customer advances                                   (10,741)          --
                           Accounts payable and accrued expense                 32,201      155,108
                                                                             ---------    ---------
                                    Total adjustments                          (27,455)     185,091
                                                                             ---------    ---------
                   Net cash (used) for operating activities                   (189,746)     (79,972)
                                                                             ---------    ---------

Cash flows from investing activities:
         Proceeds on sale of property & equipment                                   --        4,000
         Purchase of property and equipment                                         --       (2,277)
                                                                             ---------    ---------
                  Net cash provided by investing activities                         --        1,723
                                                                             ---------    ---------

Cash flows from financing activities:
         Overdraft                                                                  --      (17,855)
         Officer loans                                                          (2,200)      17,000
         Advances pursuant to financing agreement (Note C. 2.)                  92,000       99,220
                                                                             ---------    ---------
                  Net cash provided by financing activities                     89,800       98,365
                                                                             ---------    ---------

                  NET INCREASE (DECREASE) IN CASH                              (99,946)      20,116

Cash at beginning of period                                                    122,234           --
                                                                             ---------    ---------

Cash at end of period                                                        $  22,288    $  20,116
                                                                             =========    =========

Supplemental disclosures of cash flow information:
         Cash paid for:    Interest                                          $      --    $      --
                           Income taxes                                      $     614    $   3,200

    The accompanying notes are an integral part of these financial statements

                                 Amplidyne, Inc.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
          Year Ended December 31, 2004 and Quarter Ended March 31, 2005


                                                                          Preferred Stock                  Common Stock
                                                                      -------------------------     -------------------------
                                                                         Shares       Par Value        Shares       Par Value
                                                                      ----------      ---------      ----------     ---------
BALANCE AT DECEMBER 31, 2003 as originally reported                           --      $      --      10,376,500     $   1,038

Prior period adjustment -- write-off of accounts payable balances no longer due, discovered in the first quarter of 2005 -- Note J
                                                                      ----------      ---------      ----------     ---------

Balance at December 31, 2003 as restated                                                             10,376,500         1,038

Net loss for the year ended December 31, 2004

Litigation settlement to be paid through the issuance of common stock
                                                                      ----------      ---------      ----------     ---------

BALANCE AT DECEMBER 31, 2004                                                  --             --      10,376,500         1,038

Net loss for the three months ended March 31, 2005
                                                                      ----------      ---------      ----------     ---------

BALANCE AT MARCH 31, 2005                                                     --       $     --      10,376,500     $   1,038
                                                                      ==========       ========      ==========     =========


                                                                       Additional
                                                                        Paid-In      Accumulated    Subscriptions
                                                                        Capital        Deficit       Receivable       Total
                                                                      ----------      ---------      ----------     ---------

BALANCE AT DECEMBER 31, 2003 as originally reported                  $22,494,854   $(22,930,175)     $       --     $(434,283)

Prior period adjustment -- write-off of accounts payable balances no
longer due, discovered in the first quarter of 2005 -- Note J                           135,846                       135,846
                                                                      ----------      ---------      ----------     ---------

Balance at December 31, 2003 as restated                              22,494,854    (22,794,329)                     (298,437)

Net loss for the year ended December 31, 2004                                          (834,661)                     (834,661)

Litigation settlement to be paid through the issuance of common stock     (8,160)                                      (8,160)
                                                                      ----------      ---------      ----------     ---------

BALANCE AT DECEMBER 31, 2004                                          22,503,014    (23,628,990)             --    (1,124,938)

Net loss for the three months ended March 31, 2005                                     (162,291)                     (162,291)
                                                                      ----------      ---------      ----------     ---------

BALANCE AT MARCH 31, 2005                                            $22,503,014   $(23,791,281)     $       --   $(1,287,229)
                                                                     ===========   ============      ==========   ===========

    The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE A  - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2005 and 2004 (b) the financial position at March 31, 2005 (c) the statements of cash flows for the three month period ended March 31, 2005 and 2004 , and (d) the changes in stockholders' deficiency for the three month period ended March 31, 2005 have been made. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE B  - UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 15, 2005.

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $162,291 for the three months ended March 31, 2005, has limited cash reserves and has seen its working capital decline by $160,544 to a deficiency of $(1,287,229) since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,624,330 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE  C  -  STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At March 31, 2005, the following 395,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010
      (2)   300,000  exercisable  at $2.00 through  December 31, 2005
      (3)   75,000 exercisable at $.96 through March 2007

      At March 31, 2005, the Company had employee stock options outstanding to acquire 370,000 shares of common stock at exercise prices of $0.20 to $1.50.

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

The Company did not make the required $40,000 payment due on March 31, 2005 under the Phoenix rescission agreement, and the Company remains currently delinquent. As yet, no action has been taken by Phoenix concerning this default.

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

At various times during February and March 2005, an aggregate of $92,000 was received from John Lee in connection with the Series C Convertible financing.

No conversions to the Series C shares, pursuant to the Lee financing, have been made as of March 31, 2005 and to the date of the issuance of the current quarter's financial statements. In addition, no demand for payment has been made by Lee as of March 31, 2005 and to the date of the issuance of the current quarter's financial statements.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at March 31, 2005.

2. In April 2004, a law firm filed a judgement against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgement will have a material impact on the financial position of the Company.

3. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. Management has been in settlement discussions with the plaintiff, but to date has not reached an accord. On June 29, 2004, the Company filed a Motion to Dismiss the lawsuit against the Company.

NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $162,291 and $265,063 for the three months ended March 31, 2005 and 2004, respectively.

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

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

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

NOTE G - OFFICER LOANS

      As of March 31, 2005, the Company owes $295,149 to the Chief Technology Officer (formerly the Chief Executive Officer) for loans and unpaid salaries. During the three months ended March 31, 2005, that officer was repaid $2,200 from the Company. Additionally, salaries of $3,946 were deferred for this quarter for all officers combined.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

NOTE H - SEGMENT INFORMATION

      The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                           Quarter Ended   Quarter Ended   Year Ended
                             March 31         March       December 31,
                               2005            2004          2004
                             --------       --------       --------
Sales - external
         Amplifier           $141,018        290,332       $655,679
         Internet business      1,575         25,035         88,111
                             --------       --------       --------
                             $142,593       $315,367       $743,790
                             ========       ========       ========
Inventory                          --
         Amplifier           $281,840       $262,973       $249,372
         Internet business     55,261        115,430         60,261
                             --------       --------       --------
                             $337,101       $378,403       $309,633
                             ========       ========       ========

NOTE I - COMMITMENTS AND OTHER COMMENTS

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

In July 2004, Tek, Ltd. ("Tek") a company wholly owned by John Lee, entered into a contract with the existing landlord of the operating premises to purchase the building. In connection therewith, Tek negotiated a return of the security deposit and accumulated interest thereon to the Company in the aggregate amount of $40,160. The Company was leasing the premises on a month to month basis and paying rent on a semi-monthly basis. On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commences on June 1, 2005 and expires on May 31, 2008. The Company is obligated for minimum annual rental payments as follows:

Year ending December 31

2005                                      $ 38,500
2006                                        69,000
2007                                        72,000
2008                                        30,000
                                          --------
                                          $209,500
                                          ========

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $29,431 and $27,288 for the three months ended ended March 31, 2005 and 2004, respectively.

                                 AMPLIDYNE, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2005

2. NOTES PAYABLE CONVERTIBLE INTO COMMON STOCK AT HOLDERS' OPTION
In March 2003, two investors, each of which already own approximately 4% of the Company's outstanding common stock, loaned the Company $20,000. The terms of each loan provide for 6% interest and were due in March 2005 with accrued interest. By their terms, the loans provide for accelerated payment under certain conditions, and conversion prior to maturity into the Company's common stock at the holders option at the rate of $.10 per share. As of December 31, 2004, there were no conditions present that trigger an acceleration, nor has either holder exercised their option to convert them into common stock.

The Company did not make the required payments due March 31, 2005 under the notes, for principal and interest, and the Company remains currently delinquent. As yet, no actions have been taken by the holders concerning this default.

NOTE J - RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL STATEMENTS

During the quarter ended March 31, 2005, as a result of management review of accounts payable details, it was determined that liabilities reflected as outstanding at both December 31, 2004 and 2003 for accounts payable were no longer due and payable. The write-off of these liabilities resulted in the reflection of a gain of $135,846 reflected in operations for the year ended December 31, 2003, and reduction in Company liabilities and a reduction in its shareholders' deficit at December 31, 2004 and 2003. Accordingly, the accumulated deficit as originally reported at December 31, 2003 as reflected in the Statement of Shareholders' Deficiency has been restated to reflect the write-off of accounts payable balances as they should have occurred prior to December 31, 2003.

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2005


PART I - FINANCIAL INFORMATION

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Results of Operations - The Quarter Ended March 31, 2005 Compared to Quarter Ended March 31, 2004.

Revenues for the three months ended March 31, 2005 decreased by $172,774 from $315,367 to $142,593, or 55% compared to the three months ended March 31, 2004. Coupled with the increased production costs, the first quarter losses significantly increased compared with the first quarter of last year.

The majority of the amplifier sales for the three months ended March 31, 2005 were obtained from the Wireless Local Loop amplifier products to a major European customer.

The Company is developing W-CDMA amplifier for planned release in the second quarter of 2005.

Cost of sales was $103,408 or 73% of sales compared to 91% during the same period for 2004. The improvement in gross margin was principally due to efficiencies in production and materials usage. The Company is continuing to assess ways to achieve cost reduction for its products and sales volume increases to improve gross margins in 2005.

Selling, general and administrative expenses (excluding stock based compensation) decreased in 2005 by $113,752 to $99,252 from $213,004, in 2004.
Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses (excluding stock based compensation) were 70% in 2005 and 68% in 2004. Most of the SG&A expenses are fixed and management has cut costs about as low as operations can sustain. The actual dollar decrease in SG&A from the previous year was $113,752 or 53%. In the quarter ended March 31, 2005, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were 71% of net sales for the three months ended March 31, 2005 compared to 25% in 2004. In 2005 and 2004, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had no appreciable interest income in 2005 and 2004 because our cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $162,291 or $0.02 per share for the three months ended March 31, 2005 compared with net losses of $265,063 or $0.03 per share for the same period in 2004.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of March 31, 2005, we had an accumulated deficit of $23,791,281. Potential immediate sources of liquidity are loans from Mr. Bains. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of March 31, 2005, our current liabilities exceeded our cash and receivables by $1,624,330. Our current ratio was 0.24 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.03 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $337,101 in inventory, of which $211,584 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of March 31, 2005, we had cash of $22,288 compared to $122,234 at December 31, 2004. Overall our cash and cash equivalents decreased $99,946 during 2005. Our cash used for operating actives was $189,746 We received advances pursuant to the financing agreement of $92,000.

The allowance for doubtful accounts on trade receivables remained unchanged at $268,000 (95% of accounts receivable of $283,597) in 2004 compared to $264,000 (86% of accounts receivable of $307,033) in 2005. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories increased by $27,468 to $337,101 in 2005 compared to $309,633 at December 31, 2004, an increase of 9%.

Although the Company did not convert salaries to officers through the issuance of Common Stock in 2003 or 2004, it may to do so in 2005. To help alleviate the cash flow difficulties, the Chief Executive Officer, the Chief Technology Officer and corporate Secretary agreed to defer salaries of $1,538, $1,442 and $962, respectively.

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

With little remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, we believe that we will have great difficulty meeting our working capital and litigation settlement obligations over the next 12 months. We are presently dependent on cash flows generated from sales and loans from officers to meet our obligations. Our failure to consummate a merger. or substantially improve our revenues will have fserious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                 AMPLIDYNE, INC.
                                 MARCH 31, 2005


PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.

ITEM 2. CHANGE IN SECURITIES

During the first quarter ended March 31, 2005, the Company issued no securities.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            AMPLIDYNE, INC.


Dated: May 23, 2005                         By: /s/ Tarlochan S. Bains
                                                ---------------------------
                                                Name:  Tarlochan S. Bains
                                                Title: Chief Executive Officer,
                                                       Treasurer, Principal
                                                       Accounting Officer and
                                                       Director