Form 10QSB
period 2005-06-30
AMPLIDYNE INC
filed 2005-08-22
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005.


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

                                 (908) 253-6870
                    ----------------------------------------
                           (Issuer's telephone number)


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ X] No

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 15, 2005 was 17,778,267.

                                 AMPLIDYNE, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED JUNE 30, 2005

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1                 Financial Statements (Unaudited):

                  Balance Sheets.............................................1-2

                  Statements of Operations.....................................3

                  Statement of Cash Flows......................................4

                  Statement of Changes in Stockholders' Deficiency.............5

                  Notes to Financial Statements.............................6-13

Item 2            Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................14-17

Item 3.           Controls and Procedures.....................................17

Item 6.           Exhibits....................................................17


PART II - OTHER INFORMATION

Item 1.     Legal Proceedings.................................................18

Item 2.     Change in Securities..............................................18

Signatures....................................................................19

Certification..............................................................20-21

Exhibit 99.1..................................................................22

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS


 ASSETS - Pledged                                                   As restated
                                                                       and
                                                                   reclassified
                                                                        for
                                                (Unaudited)        comparability
                                                  June 30          December 31
                                                    2005                2004
                                               ------------        ------------
CURRENT ASSETS
      Cash                                     $    116,304        $    122,234
      Accounts receivable                            15,976              15,597
      Inventories                                   352,165             309,633
                                               ------------        ------------
                        Total current assets        484,445             447,464
                                               ------------        ------------
PROPERTY AND EQUIPMENT - AT COST
      Machinery and equipment                       565,629             565,629
      Furniture and fixtures                         43,750              43,750
      Leasehold improvements                          8,141               8,141
                                               ------------        ------------
                                                    683,703             683,703
      Less accumulated depreciation and
        amortization                               (683,703)           (681,956)
                                               ------------        ------------
                                                         --               1,747
                                               ------------        ------------
                        TOTAL ASSETS           $    484,445        $    449,211
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


      The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           As restated
                                                                       and
                                                                   reclassified
                                                                        for
                                                (Unaudited)        comparability
                                                  June 30          December 31
                                                    2005                2004
                                               ------------        ------------
CURRENT LIABILITIES

      Note payable in connection with
        Phoenix investor recision
        agreement                              $     30,000        $     40,000
      Convertible notes payable pursuant
        to Lee financing agreement                  700,745             506,000
      Customer advances                                  --              22,008
      Accounts payable (as restated) --
        Note J                                      340,342             321,064
      Other convertible  notes payable               22,773              22,173
      Accrued expenses and other current
        liabilities                                  80,441             117,845
      Delinquent federal and state
        payroll taxes, penalties &
        interest                                    145,717              81,353
      Accrued settlement of litigation               95,000              95,000
      Loans payable - officers                      366,948             368,706
                                               ------------        ------------

                    Total current liabilities     1,781,966           1,574,149
                                               ------------        ------------

STOCKHOLDERS' DEFICIENCY

      Common stock - authorized,
        25,000,000 shares of $.0001 par
        value; shares 17,376,500 and
        10,376,500 shares issued and
        outstanding at June 30, 2005 and
        December 31, 2004, respectively
        -- Note C                                     1,738               1,038
Additional paid-in capital                       22,772,314          22,503,014
Accumulated deficit                             (24,071,573)        (23,628,990)
                                               ------------        ------------
                                                 (1,297,521)         (1,124,938)
                                               ------------        ------------

                                               $    484,445        $    449,211
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

     The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
                       Three and Six Months Ended June 30

                                                Three Months Ended                 Six Months Ended
                                                     June 30                            June 30
                                          -----------------------------     -----------------------------
                                               2005             2004             2005             2004
                                          ------------     ------------     ------------     ------------
Net sales                                 $    150,785          240,226     $    293,377     $    555,593
Cost of goods sold                             190,219          223,367          293,627          511,767
                                          ------------     ------------     ------------     ------------

            Gross profit (loss)                (39,434)          16,859             (250)          43,826
                                          ------------     ------------     ------------     ------------

Operating expenses
      Selling, general and
        administrative                         109,893          109,033          209,144          322,106
      Research, engineering and
        development                            128,105           83,654          229,978          163,180
      Litigation settlement costs                   --           20,160               --           20,160
                                          ------------     ------------     ------------     ------------
            Total operating expenses           237,998          212,847          439,122          505,446
                                          ------------     ------------     ------------     ------------

            Operating loss                    (277,432)        (195,988)        (439,372)        (461,620)

Nonoperating income (expenses)
      Interest income and other income              --               --            3,563               --
      Loss on recision of Phoenix
        agreements                                  --          (40,780)              --          (40,780)
      Interest expense                            (300)            (368)            (600)            (600)
      Federal tax penalties and
        interest                                (2,500)              --           (5,500)              --
      Gain on sale of property and
        equipment                                   --               --               --            4,000
                                          ------------     ------------     ------------     ------------

            Loss before income taxes          (280,232)        (237,136)        (441,909)        (499,000)

Provision for income taxes                          60            2,662              674            5,862
                                          ------------     ------------     ------------     ------------

            NET LOSS                      $   (280,292)    $   (239,798)    $   (442,583)    $   (504,862)
                                          ============     ============     ============     ============

Net loss per share - basic and diluted    $      (0.03)    $      (0.02)    $      (0.04)    $      (0.05)
                                          ============     ============     ============     ============

Weighted average number of shares
  outstanding                               10,622,396       10,376,500       10,500,127       10,376,500
                                          ============     ============     ============     ============


The accompanying notes are an integral part of these financial statements

                                 Amplidyne, Inc.
                      STATEMENTS OF CASH FLOWS (Unaudited)
                            Six Months Ended June 30

                                                                 Six Months Ended
                                                                     June 30
                                                              -----------------------
                                                                2005          2004
                                                              ---------     ---------
Cash flows from operating activities:
Net Loss                                                      $(442,583)    $(504,862)
                                                              ---------     ---------
Adjustments to reconcile net loss to net cash used in
  operating activities
    Depreciation and amortization                                 1,747        20,000
    Provision for doubtful accounts                              (2,878)       15,260
    Litigation settlement costs                                      --        20,160
    Deferred officer compensation                                 3,942        55,233
    Interest accrued on other convertible
      promissory note                                               600           600
    Issuance of secured promissory in connection
      with loss incurred on rescission of Phoenix
      agreements                                                     --        40,000
    Changes in assets and liabilities
        Accounts receivable                                       2,498        18,368
        Inventories                                             (42,532)       59,189
        Prepaid expenses and other assets                            --        12,307
        Customer advances                                       (22,008)       23,122
        Accounts payable and accrued expense                    (18,125)      210,187
        Delinquent Federal and state payroll
          taxes payable                                          64,364            --
                                                              ---------     ---------
            Total adjustments                                   (12,392)      428,182
                                                              ---------     ---------
    Net cash (used) for operating activities                   (454,975)      (76,680)
                                                              ---------     ---------

Cash flows from financing activities:
    Change in overdraft                                              --       (17,855)
    Officer loans                                                (5,700)       17,000
    Proceeds from convertible notes received directly in
      cash pursuant to Lee financing agreement                  194,745        93,000
    Partial payment of Phoenix secured promissory note          (10,000)           --
    Proceeds from private placement of common stock             270,000            --
                                                              ---------     ---------
      Net cash provided by financing activities                 449,045        92,145
                                                              ---------     ---------

      NET INCREASE (DECREASE) IN CASH                            (5,930)       15,465

Cash at beginning of period                                     122,234            --
                                                              ---------     ---------
Cash at end of period                                         $ 116,304     $  15,465
                                                              =========     =========

Supplemental disclosures of cash flow information:
    Cash paid for: Interest                                   $      --     $      --
                   Income taxes                               $     674     $   5,862

Noncash financing activities:
    Convertible notes issued by Company pursuant to Lee
      financing agreement                                     $      --     $ 250,000
    Less: Proceeds received directly in cash by Company              --        93,000
                                                              ---------     ---------

    Payment of Company obligations by lender in connection
      with financing agreement in exchange for convertible
      notes                                                   $      --     $ 157,000
                                                              =========     =========

      The accompanying notes are an integral part of these financial statements

                                 Amplidyne, Inc.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
         Year Ended December 31, 2004 and Six Months Ended June 30, 2005


                                                                                   Preferred Stock              Common Stock
                                                                             -------------------------   -------------------------
                                                                               Shares       Par Value      Shares       Par Value
                                                                             -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2003 as originally reported                                   --   $        --    10,376,500   $     1,038

Prior period adjustment -- write-off of accounts payable balances no longer due, discovered in the first quarter of 2005
                                                                             -----------   -----------   -----------   -----------

Balance at December 31, 2003 as restated                                                                  10,376,500         1,038

Net loss for the year ended December 31, 2004
Litigation settlement to be paid through the issuance of common stock
                                                                             -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2004 as restated                                                                  10,376,500         1,038

Prior period adjustment -- write-off of accounts payable balances no longer due, discovered in the first quarter of 2005
                                                                             -----------   -----------   -----------   -----------
Balance at December 31, 2004 as restated                                                                  10,376,500         1,038

Net loss for the six months ended June 30, 2005 Offering costs for private
Offering costs for placement settleable in authorized but
      not yet issued restricted common stock
Private placement of common stock, net of costs of $26,000                                                 7,000,000           700
                                                                             -----------   -----------   -----------   -----------

BALANCE AT JUNE 30, 2005                                                              --   $        --    17,376,500   $     1,738
                                                                             ===========   ===========   ===========   ===========


                                                                          Additional
                                                                          Paid-In      Accumulated    Subscriptions
                                                                          Capital        Deficit      Receivable         Total
                                                                         ----------     ----------     ----------     ----------
BALANCE AT DECEMBER 31, 2003 as originally reported                     $ 22,494,854    $(22,930,175)   $         --   $   (434,283)

Prior period adjustment -- write-off of accounts payable balances no
      longer due, discovered in the first quarter of 2005                                     70,061                         70,061
                                                                        ------------    ------------    ------------   ------------

Balance at December 31, 2003 as restated                                  22,494,854     (22,860,114)                      (364,222)

Net loss for the year ended December 31, 2004                                               (834,661)                      (834,661)
Litigation settlement to be paid through the issuance of common stock         (8,160)                                        (8,160)
                                                                        ------------    ------------    ------------   ------------

BALANCE AT DECEMBER 31, 2004 as restated                                  22,503,014     (23,694,775)             --     (1,190,723)

Prior period adjustment -- write-off of accounts payable balances no
      longer due, discovered in the first quarter of 2005                                     65,785                         65,785
                                                                        ------------    ------------    ------------   ------------
Balance at December 31, 2004 as restated                                  22,503,014     (23,628,990)                    (1,124,938)

Net loss for the six months ended June 30, 2005                                             (442,583)                      (442,583)
Offering costs for private placement settleable in authorized but
      not yet issued restricted common stock                                  26,000                                         26,000
Private placement of common stock, net of costs of $26,000                   243,300                                        244,000
                                                                        ------------    ------------    ------------   ------------

BALANCE AT JUNE 30, 2005                                                $ 22,772,314    $(24,071,573)   $         --   $ (1,297,521)
                                                                        ============    ============    ============   ============

      The accompanying notes are an integral part of these financial statements

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE A - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and six month periods ended June 30, 2005 and 2004, (b) the financial position at June 30, 2005, (c) the statements of cash flows for the six month period ended June 30, 2005 and 2004 , and (d) the changes in stockholders' deficiency for the six month period ended June 30, 2005 have been made. The results of operations for the three or six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

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

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $442,583 for the six months ended June 30, 2005, has limited cash reserves and has seen its working capital decline by $170,836 to a deficiency of $1,297,521 ($647,521 after considering conversion of the Lee notes - see Note C 2) since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,649,686 ($999,686 after conversion of Lee notes) indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE C - STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At June 30, 2005, the following 395,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010
      (2)   300,000 exercisable at $2.00 through December 31, 2005
      (3)   75,000 exercisable at $.96 through March 2007

      At June 30, 2005, the Company had employee stock options outstanding to acquire 370,000 shares of common stock at exercise prices of $0.20 to $1.50.

2.    Stock Purchase and Financing Agreements

On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), a limited partnership organized under the laws of the State of Delaware, pursuant to which Phoenix agreed to make investments in the Company in exchange for notes and preferred shares..

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

The Company did not make the required $40,000 payment due on March 31, 2005 under the Phoenix rescission agreement, and the Company remains currently delinquent. However, the Company did make a payment of $10,000 during the quarter ended June 30, 2005. As yet, no action has been taken by Phoenix concerning this default.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

Of the $250,000 loaned to the Company, $100,000 was used to pay Phoenix in connection with the rescission described above, $45,000 was used to make a final payment in resolution of litigation with High Gain Antenna Co. Ltd. of Korea, and to pay associated bank fees, $12,000 was used to pay legal fees and $43,000 was used for working capital purposes. In August 2004, an additional $50,000 was received from each of Hye Joung Lee (A/K/A Jessica Lee) and Joong Bin Lee (an aggregate of $100,000) in connection with the same agreement. These parties are business associates of John Lee, but otherwise unrelated. In October 2004, an additional $156,000 was received from John Lee, of which $6,000 represented a temporary additional advance outside of the Series C Convertible financing.

At various times from February through May 2005, an aggregate of $194,745 was received from John Lee in connection with the Series C Convertible financing.

No conversions to the Series C shares, pursuant to the Lee financing, have been made as of June 30, 2005 and to the date of the issuance of the current quarter's financial statements. In addition, no demand for payment has been made by Lee as of June 30, 2005 and to the date of the issuance of the current quarter's financial statements. However, on June 27, 2005, the Company entered into an agreement with Lee whereby 130,000 of Series C Preferred shares (convertible into 13,000,000 common shares) would be issued in full satisfaction of $650,000 of loans made by him to the Company. These shares had not issued by June 30, 2005 because the Company had not authorized the issuance of preferred shares.

In June 2005 the Board of Directors consented to the following:

o Authorized and created 500,000 Series C Convertible Preferred Stock with a par value of $.0001 with each share convertible into 100 shares of common stock;

o Amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000 shares, $.0001 par value;

o Authorize the conversion of $650,000 of the Lee notes into 130,000 shares of Series C Convertible Preferred Stock;

o Renew and amend the Stock Option Plan extending the plan for an additional ten (10) years and increasing the number of shares from 2,250,000 to 5,000,000;

o Issue to Jessica Lee 10,000 shares of Series C Convertible Preferred Stock convertible into 1,000,000 shares of common stock in satisfaction of $50,000 due to her;

o Issue 185,000 shares to the holders of the convertible promissory notes with a balance of $22,773 at June 30, 2005 at a price of $.06 per share reduced from the $.10 per share as set forth in the promissory notes;

o Issue 200,000 shares of common stock and 200,000 cashless warrants exercisable at $.30 per share to its lawyer for services rendered;


o Issue an aggregate of 7,000,000 shares of common stock to certain selected individuals and entities via Private Placements with piggy-back registration rights and;

o Settlement of the liability for unpaid officer compensation through the issuance of common stock warrants and the establishment of new employment agreements (See Note G).

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

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

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 was to be paid quarterly over two years. $95,000 remained unpaid at June 30, 2005.

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


NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $442,583 and $504,862 for the six months ended June 30, 2005 and 2004, respectively.

      With insufficient remaining cash and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. The Company is presently dependent on cash flows generated from sales and financing from private placements and under the Note Purchase Agreement described in Note C.2. Our failure to enter into additional private placements of securities, consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

Management's plans for dealing with the foregoing matters include:

o Increasing sales of its amplifier products by developing newer products for the Multimedia Broadcast market place through both individual customers, strategic alliances and mergers.

o     Issue common and preferred stock through private placements.

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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

NOTE G - OFFICER LOANS AND DEFERRED COMPENSATION

      As of June 30, 2005, the Company owes $291,649 to Devendar S. Bains, the former Chief Executive Officer for loans and unpaid salaries. During the six months ended June 30, 2005, the Company repaid $5,700 to officers.


      On June 27, 2005, the Board of Directors resolved to enter into settlement agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries as follows:


o Devendar S. Bains - the Company shall (a) issue a three-year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant"), and (b) enter into a three-year employment agreement at $80,000 per year. The Company will also provide an option, in lieu of the Warrant and the employment agreement, for the payment of $250,000 in cash and a consulting agreement at approximately $65 per hour, to be exercised within 90 days upon successful completion of a contemplated private offering of the Company's securities raising gross proceeds of $2,500,000 (the "Option"). Mr. Bains beneficially owns 1,050,000 stock options that shall be extended until May 2008, and are otherwise not affected by this settlement.

o Tarlochan Bains - the Company shall (a) issue a three-year warrant for the purchase of 1,000,000 shares of common stock exercisable at $.20 per share (b) enter into a three-year employment agreement at $80,000 per year, and (c) issue 500,000 employee stock options pursuant to the Plan, of which 166,667 will vest per year for three years and be exercisable at $.20 per share.

Neither the Warrants or Options described above have as yet been issued, nor have the Employment Agreements been executed and signed.


NOTE H - SEGMENT INFORMATION

      The Company has not pursued its wireless Internet connectivity business since 2003 and is essentially currently operating in one segment.


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

                                 AMPLIDYNE, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2005

In July 2004, Tek, Ltd. ("Tek") a company wholly owned by John Lee, entered into a contract with the existing landlord of the operating premises to purchase the building. In connection therewith, Tek negotiated a return of the security deposit and accumulated interest thereon to the Company in the aggregate amount of $40,160. The Company was leasing the premises on a month to month basis and paying rent on a semi-monthly basis. On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commenced on June 1, 2005 and expires on May 31, 2008. The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2005                                                $    33,000
2006                                                     69,000
2007                                                     72,000
2008                                                     30,000
                                                    -----------
                                                    $   204,000
                                                    ===========

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $51,387 and $41,932 for the six months ended June 30, 2005 and 2004, respectively.


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

The Company did not make the required payments due March 31, 2005 under the notes, for principal and interest, and the Company remains currently delinquent. As yet, no actions have been taken by the holders concerning this default.On June 27, 2005, the Board of Directors resolved to issue 185,000 of restricted common stock to each note holder (370,000 shares in total) at a revised conversion price of $.06 per share.

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

NOTE K - SUBSEQUENT EVENTS

o July 30, 2005: The Company filed a Certificate of designation of Series C Convertible Preferred Stock with the State of Delaware, designating 500,000 shares at a par value of $.0001 per share. The shares are convertible into Common Stock at the rate 100 shares of Common Stock per share of series C Preferred Stock and have a liquidation preference of $750,000 per share. It has been determined that the amount of the liquidation preference exceeds the amount originally intended by the Board. The Company plans to amend the Certificate of Designation to reflect the correct liquidation preference after the amount is properly determined.

o August 11, 2005: Issued 130,000 shares of Series C Convertible Preferred Stock to John C. Lee in satisfaction of $650,000 owed to him by the Company.

o August 11, 2005: Issued 10,000 shares of Series C Convertible Preferred Stock to Jessica Lee in satisfaction of $50,000 owed to her by the Company.

o July 26, 2005: Issued 370,000 shares in settlement of convertible promissory notes

                                 AMPLIDYNE, INC.

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations - The Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004.

Revenues for the three months ended June 30, 2005 declined by $89,441 from $240,226 to $150,785, or 37% compared to the three months ended June 30, 2004. The sales decreases were primarily in amplifiers. The majority of the amplifier sales for the three months ended June 30, 2005 were obtained from the Wireless Local Loop amplifier products to a major European customer. Sales of amplifiers were approximately 94% of total sales compared to 93% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 6% of total sales, against 7% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The company completed the development of its W-CDMA amplifier with DSP control. The sale of this product is initially targeted at Asian markets. To this end product is being submitted to potential customers for evaluation. The company hopes this will turn into production orders and such company is retaining its core production personnel even though the sales of older product are declining

Cost of sales was $190,219 or 126% of sales compared to 93% during the same period for 2004. Gross margin for the three months ended June 30, 2005 amounted to a loss of $(39,434) ((26)%) compared to a profit of $16,859 (7%), for the same period ended June 30, 2004. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2005.

Selling, general and administrative expenses increased in 2005 by $860 to $109,893 from $109,033 in 2004. Expressed as a percentage of sales, the selling, general and administrative expenses were 73% in 2005 and 45% in 2004. The principal factors contributing to the stability of selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended June 30, 2005, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were $128,105 or 85% of net sales for the three months ended June 30, 2005 compared to $83,654 or 35% of net sales in 2004. In 2005, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $NIL in 2005 and 2004 because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

                                 AMPLIDYNE, INC.

Interest expense was $600 in 2005 compared to $600 in 2004 and was for accrued interest on other convertible promissory notes.

As a result of the foregoing, the Company incurred net losses of $280,292 or $0.03 per share for the quarter ended June 30, 2005 compared with net losses of $239,798 or $0.02 per share for the same quarter in 2004.

Results of Operations - The Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004.

Revenues for the six months ended June 30, 2005 declined by $262,216 from $555,593 to $293,377, or 47% compared to the six months ended June 30, 2004.

The majority of the amplifier sales for the six months ended June 30, 2005 were obtained from the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $293,627 or nearly 100% of sales compared to $511,767 or 92% of sales during the same period for 2004. The decline in gross margin was principally due to the lowered production while staff in production was retained in anticipation rotating into new product. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2005.

Selling, general and administrative expenses decreased in 2005 by $112,962 to $209,144 from $322,106, in 2004. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 71% in 2005 and 58% in 2004. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended June 30, 2005, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were $229,978 or 78% of net sales for the six months ended June 30, 2005 compared to $163,180 or 29% in 2004. In 2005, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had interest income and other income in 2004 of $NIL. Interest income was $NIL in 2005 because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

As a result of the foregoing, the Company incurred net losses of $442,583 or $0.04 per share for the six months ended June 30, 2005 compared with net losses of $504,862 or $0.05 per share for the same period in 2004.

                                 AMPLIDYNE, INC.


Item 3. Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the former President and Chief Executive Officer of the Company, Devendar Bains. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2005 we had an accumulated deficit of $24,071,573. Potential immediate sources of liquidity are loans in connection with the Convertible Notes.

As of June 30, 2005, our current liabilities exceeded our cash and receivables by $1,649,686 ($999,686 after conversion of the Lee notes). Our current ratio was 0.27 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.07 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $352,165 in inventory, of which $202,363 represents component parts. Based on year to date usage, we are carrying 569 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of June 30, 2005, we had cash of $116,304 compared to an cash of $122,234 at December 31, 2004. Overall our cash decreased $5,930 during 2005. Our cash used for operating actives was $454,975 This year we repaid loans of $5,700 and deferred salary payments to officer/stockholders of $3,942. We also received proceeds from the issuance of convertible promissory notes of $194,745.

Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. At June 30, 2005 and December 31, 2004 no allowance for doubtful accounts was required.

Our inventories increased by $42,532 to $352,165 in 2005 compared to $309,633 at December 31, 2004, a decrease of 14%.

The Company has a lease obligation for its premises and certain equipment requiring minimum monthly payments of approximately $5,500 to $6,000 through 2008.

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

With insufficient remaining cash and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. The Company is presently dependent on cash flows generated from sales and financing from private placements and under the Note Purchase Agreement described in Note C.2. Our failure to enter into additional private placements of securities, consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

                                 AMPLIDYNE, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I. * ITEM 2. CHANGE IN SECURITIES

o During the second quarter ended June 30, 2005, the Company issued 7,000,000 shares of Common Stock through private placements.

o July 30, 2005: The Company filed a Certificate of designation of Series C Convertible Preferred Stock with the State of Delaware, designating 500,000 shares at a par value of $.0001 per share. The shares are convertible into Common Stock at the rate 100 shares of Common Stock per share of series C Preferred Stock and have a liquidation preference of $750,000 per share. It has been determined that the amount of the liquidation preference exceeds the amount originally intended by the Board. The Company plans to amend the Certificate of Designation to reflect the correct liquidation preference after the amount is properly determined.


o August 11, 2005: Issued 130,000 shares of Series C Convertible Preferred Stock to John C. Lee in satisfaction of $650,000 owed to him by the Company. o August 11, 2005: Issued 10,000 shares of Series C Convertible Preferred Stock to Jessica Lee in satisfaction of $50,000 owed to her by the Company.

o July 26, 2005: Issued 370,000 shares in settlement of convertible promissory notes

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           AMPLIDYNE, INC.


Dated:  August 22, 2005    By:    /s/  John C. Lee
                                  --------------------------------------------
                           Name:  John C. Lee
                           Title: Chief Executive Officer,
                                  Principal Accounting Officer and Director


Dated:  August 22, 2005    By:    /s/  Tarlochan S. Bains
                                  --------------------------------------------
                           Name:  Tarlochan S. Bains
                           Title: Vice President, Amplifier Division, Directors,
                                  Former Chief Executive Officer and
                                  Former Principal Accounting Officer