Form 10QSB
period 2005-09-30
AMPLIDYNE INC
filed 2005-11-21
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005 .


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                      WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
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


      Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ___

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of November 21, 2005 was 18,038,267.

                      WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2005


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1                    Financial Statements (Unaudited):

                 Balance Sheets..............................................1-2

                 Statements of Operations......................................3

                 Statement of Cash Flows.......................................4

                 Statement of Changes in Stockholders' Deficiency..............5

                 Notes to Financial Statements..............................6-13

Item 2           Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.......................14-17

Item 3.          Controls and Procedures......................................17

Item 6.          Exhibits.....................................................17


PART II - OTHER INFORMATION

Item 1.          Legal Proceedings............................................18

Item 2.          Change in Securities.........................................18

Signatures....................................................................19

Certification..............................................................20-22

Exhibit 99.1..................................................................23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                       WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                                                  BALANCE SHEETS

ASSETS                                                                                As restated and
                                                                                      reclassified for
                                                                     (UNAUDITED)       comparability
                                                                     September 30       December 31
                                                                         2005               2004
                                                                  ----------------    ----------------
CURRENT ASSETS
         Cash                                                     $        132,453    $        122,234
         Accounts receivable                                                18,846              15,597
         Inventories                                                       297,288             309,633
                                                                  ----------------    ----------------

                  Total current assets                                     448,587             447,464
                                                                  ----------------    ----------------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                           587,276             565,629
         Furniture and fixtures                                             43,750              43,750
         Leasehold improvements                                              8,141               8,141
                                                                  ----------------    ----------------
                                                                           639,167             617,520
         Less accumulated depreciation and amortization                   (619,142)           (615,773)
                                                                  ----------------    ----------------
                                                                            20,025               1,747
                                                                  ----------------    ----------------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                               5,500                --
                                                                  ----------------    ----------------

                                                 TOTAL ASSETS $            474,112    $        449,211
                                                                  ================    ================

Note: The balance sheet at December 31, 2004 as been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

                                          WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                                                      BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                                    As restated and
                                                                                                            reclassified for
                                                                                           (UNAUDITED)       comparability
                                                                                           September 30       December 31
                                                                                               2005               2004
                                                                                        ----------------    ----------------
CURRENT LIABILITIES
         Note payable in connection with Phoenix investor recision agreement            $         25,000    $         40,000
         Convertible notes payable pursuant to Lee financing agreement                              --               506,000
         Customer advances                                                                          --                22,008
         Accounts payable  (as restated) -- Note J                                               293,085             321,064
         Accrued expenses and other current liabilities                                           99,051             117,845
         Delinquent federal and state payroll taxes, penalties & interest                        157,160              81,353
         Accrued settlement of litigation                                                         95,000              95,000
         Other convertible  notes payable                                                           --                22,173
         Notes payable issued in connection with private placement
                  of common stock, including accrued interest of $2,516                          302,516                --
         Loans payable - officers                                                                419,777             368,706
                                                                                        ----------------    ----------------

                                                                    TOTAL LIABILITIES          1,391,589           1,574,149
                                                                                        ----------------    ----------------


STOCKHOLDERS' DEFICIENCY

         Convertible Preferred stock - authorized 500,000 shares of $.0001 par value; 140,000 shares issued and outstanding solely at September
         30, 2005, with a liquidation preference of $750,000 per share

                                                                                                      14                --

         Common stock - authorized, 100,000,000 shares of $.0001 par value; 18,346,500 shares and 10,376,500 shares issued
             and outstanding at September 30, 2005  and December 31,
              2004, respectively                                                                   1,835               1,038
         Additional paid-in capital                                                           23,552,603          22,503,014
         Subscriptions receivable - common stock                                                  (6,000)               --
         Accumulated deficit                                                                 (24,465,929)        (23,628,990)
                                                                                        ----------------    ----------------
                                                                                                (917,477)         (1,124,938)
                                                                                        ----------------    ----------------

                                                                                        $        474,112    $        449,211
                                                                                        ================    ================

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

                                                    AMPLIDYNE, INC.
                                          STATEMENTS OF OPERATIONS (UNAUDITED)
                                        THREE AND NINE MONTHS ENDED SEPTEMBER 30

                                                               Three Months Ended                      Nine Months Ended
                                                                  September 30                           September 30
                                                           2005                2004                2005                2004
                                                     ----------------    ----------------    ----------------    ----------------
                                                                           Reclassified                            Reclassified
                                                                                for                                     for
                                                                           comparability                           comparability
                                                                          to current year                         to current year

Net sales                                            $        105,363             115,439    $        402,304    $        671,032
Cost of goods sold                                            176,128             154,532             469,756             666,299
                                                     ----------------    ----------------    ----------------    ----------------

                  Gross profit (loss)                         (70,765)            (39,093)            (67,452)              4,733
                                                     ----------------    ----------------    ----------------    ----------------

Operating expenses
         Selling, general and administrative                  205,796             194,618             413,819             521,889
         Research, engineering and development                 86,570              11,159             316,547             174,338
         Litigation settlement costs                             --                   300                --                20,460
                                                     ----------------    ----------------    ----------------    ----------------
                  Total operating expenses                    292,366             206,077             730,366             716,687
                                                     ----------------    ----------------    ----------------    ----------------

                  Operating loss                             (363,131)           (245,170)           (797,818)           (711,954)

Nonoperating income (expenses)
         Interest income and other income                        --                 3,995                --                 3,995
         Settlement of balance due (loss incurred)
          on Phoenix  rescission agreement                       --                  --                  --               (40,780)
         Interest expense                                      (2,516)               (300)             (3,115)               (900)
         Federal tax penalties and interest                    (8,205)               --               (13,705)               --
         Gain on sale of property and equipment                  --                  --                  --                 4,000
         Loan conversion costs                                (21,627)                  0             (21,627)                  0
                                                     ----------------    ----------------    ----------------    ----------------
                  Loss before income taxes                   (395,479)           (241,475)           (836,265)           (745,639)

Provision for income taxes                                       --                  --                   674                 698
                                                     ----------------    ----------------    ----------------    ----------------

                  NET LOSS                           $       (395,479)   $       (241,475)   $       (836,939)   $       (746,337)
                                                     ================    ================    ================    ================

Net loss per share - basic and diluted               $          (0.02)   $          (0.02)   $          (0.06)   $          (0.07)
                                                     ================    ================    ================    ================

Weighted average number of shares outstanding              17,945,957          10,376,500          12,961,865          10,376,500
                                                     ================    ================    ================    ================

                                          WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                                           STATEMENTS OF CASH FLOWS (UNAUDITED)
                                              NINE MONTHS ENDED SEPTEMBER 30

                                                                                            Nine Months Ended
                                                                                              September 30
                                                                                          2005           2004
                                                                                      -----------    -----------
Cash flows from operating activities:
Net Loss                                                                              $  (836,939)   $  (746,337)
                                                                                      -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                             3,369         30,000
                  Provision for doubtful accounts                                            (702)        15,260
                  Litigation settlement costs                                                --           20,460
                  Deferred officer compensation                                            57,212         85,925
                  Interest accrued on notes payable                                         3,116            900
                  Issuance of secured promissory note  in connection with
                           loss on rescission of Phoenix agreements                          --           40,000
                  Loan conversion costs                                                    21,627           --
                  Changes in assets and liabilities
                           Accounts receivable                                             (2,547)        50,360
                           Inventories                                                     12,346         86,072
                           Prepaid expenses and other assets                                 --           12,307
                           Customer advances                                              (22,008)        30,166
                           Delinquent federal and state payroll taxes, interest and        75,807           --
                                    penalties
                           Accounts payable and accrued expense                           (46,774)       185,143
                                                                                      -----------    -----------
                                    Total adjustments                                     101,446        496,261
                                                                                      -----------    -----------
                   Net cash (used) for operating activities                              (735,493)      (250,076)
                                                                                      -----------    -----------

Cash flows from investing activities:
         Change in security deposits                                                       (5,500)        35,625
         Purchase of property and equipment                                               (21,647)          --
                                                                                      -----------    -----------
                  Net cash provided by (used for) investing activities                    (27,147)        35,625
                                                                                      -----------    -----------

Cash flows from financing activities:
         Change in overdraft                                                                 --          (13,540)
         Officer loans                                                                     (6,141)        34,991
         Proceeds from convertible notes received directly in cash
                   pursuant to Lee financing agreement                                    194,000        193,000
         Payments on Phoenix secured promissory note                                      (15,000)          --
         Proceeds from sale of common stock, net of costs                                 300,000
         Proceeds from issuance of notes payable in connection
                  with private placement of common stock                                  300,000
                                                                                      -----------    -----------
                  Net cash provided by financing activities                               772,859        214,451
                                                                                      -----------    -----------

                  NET INCREASE (DECREASE) IN CASH                                          10,219           --

Cash at beginning of period                                                               122,234           --
                                                                                      -----------    -----------
Cash at end of period                                                                 $   132,453    $      --
                                                                                      ===========    ===========

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                                      $      --      $      --
                        Income taxes                                                  $       674    $       698

Noncash financing activities:
         Convertible notes issued by Company pursuant to Lee financing agreement      $      --      $   350,000
         Less: Proceeds received directly in cash by Company                                 --          193,000
                                                                                      -----------    -----------
         Payment of Company obligations by lender in connection with
                   financing agreement in exchange for convertible notes              $      --      $   157,000
                                                                                      ===========    ===========

                                          WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                                          STATEMENT OF STOCKHOLDERS' DEFICIENCY
                          YEAR ENDED DECEMBER 31, 2004 AND NINE MONTHS ENDED SEPTEMBER 30, 2005

                                                                             Preferred Stock               Common Stock
                                                                        -------------------------   -------------------------
                                                                          Shares       Par Value      Shares       Par Value
                                                                        -----------   -----------   -----------   -----------
BALANCE AT DECEMBER 31, 2003 as originally reported                            --            --      $10,376,500   $     1,038

Prior period adjustment -- write-off of accounts payable balances no longer due, discovered in the first quarter of 2005
                                                                        -----------   -----------   -----------   -----------

Balance at December 31, 2003 as restated                                       --            --      10,376,500         1,038

Net loss for the year ended December 31, 2004
Litigation settlement to be paid through the issuance of common stock
                                                                        -----------   -----------   -----------   -----------

BALANCE AT DECEMBER 31, 2004 as restated                                       --            --      10,376,500         1,038

Prior period adjustment -- write-off of accounts payable balances no longer due, discovered in the first quarter of 2005

Balance at December 31, 2004 as restated                                       --            --      10,376,500         1,038

Net loss for the nine months ended September 30, 2005
Issuance of Convertible Preferred Stock in satisfaction of certain
         loans from John C. Lee and Jessica Lee                             140,000            14
Notes payable converted into common stock                                      --            --         370,000            37
Private placement of common stock, net of costs of $26,000                     --            --       7,600,000           760
                                                                        -----------   -----------   -----------   -----------

BALANCE AT SEPTEMBER 30, 2005                                               140,000   $        14    18,346,500   $     1,835
                                                                        ===========   ===========   ===========   ===========


                                                                    Additional
                                                                     Paid-In        Accumulated     Subscriptions
                                                                     Capital          Deficit         Receivable         Total
                                                                  -------------    -------------    -------------    -------------
BALANCE AT DECEMBER 31, 2003 as originally reported               $  22,494,854    $ (22,930,175)   $        --      $    (434,283)

Prior period adjustment -- write-off of accounts
         payable balances no longer due, discovered
         in the first quarter of 2005                                      --             70,061             --             70,061
                                                                  -------------    -------------    -------------    -------------

Balance at December 31, 2003 as restated                             22,494,854      (22,860,114)            --           (364,222)

Net loss for the year ended December 31, 2004                              --           (834,661)            --           (834,661)
Litigation settlement to be paid through the
         issuance of common stock                                        (8,160)            --               --             (8,160)
                                                                  -------------    -------------    -------------    -------------

BALANCE AT DECEMBER 31, 2004 as restated                             22,503,014      (23,694,775)            --         (1,190,723)

Prior period adjustment -- write-off of accounts
         payable balances no longer due, discovered
         in the first quarter of 2005                                      --             65,785             --             65,785
                                                                  -------------    -------------    -------------    -------------
longer due, discovered in the first quarter of 2005

Balance at December 31, 2004 as restated                             22,503,014      (23,628,990)            --         (1,124,938)

Net loss for the nine months ended September 30, 2005                      --           (836,939)            --           (836,939)
Issuance of Convertible Preferred Stock in
         satisfaction of certain loans from John C. Lee
         and Jessica Lee                                                699,986             --               --            700,000
Notes payable converted into common stock                                44,363             --               --             44,400
Private placement of common stock, net of costs of $26,000              305,240             --             (6,000)         300,000
                                                                  -------------    -------------    -------------    -------------

BALANCE AT SEPTEMBER 30, 2005                                     $  23,552,603    $ (24,465,929)   $      (6,000)   $    (917,477)
                                                                  =============    =============    =============    =============

NOTE A  - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2005 and 2004, (b) the financial position at September 30, 2005, (c) the statements of cash flows for the nine month period ended September 30, 2005 and 2004 , and (d) the changes in stockholders' deficiency for the nine month period ended September 30, 2005 have been made. The results of operations for the three or nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

NOTE B  - UNAUDITED INTERIM FINANCIAL INFORMATION

      In November 2005, the Company amended its certificate of incorporation with the State of Delaware to change its name from Amplidyne, Inc. to Wi-Tron, Inc.

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

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $836,939 for the nine months ended September 30, 2005, has limited cash reserves and has seen its working capital decline by $(183,683) to a deficiency of $943,002 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,240,290 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from John C. Lee and costs have been cut through substantial reductions in labor and operations.

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

NOTE  C  -  STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At September 30, 2005, the following 395,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010
      (2)   300,000 exercisable at $2.00 through December 31, 2005
      (3)   75,000 exercisable at $.96 through March 2007

      At September 30, 2005, the Company had employee stock options outstanding to acquire 370,000 shares of common stock at exercise prices of $0.20 to $1.50.

2.    Stock Purchase and Financing Agreements

On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), a limited partnership organized under the laws of the State of Delaware, pursuant to which Phoenix agreed to make investments in the Company in exchange for notes and preferred shares.

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

The Company did not make the required $40,000 payment due on March 31, 2005 under the Phoenix rescission agreement, and the Company remains currently delinquent. However, the Company did make a payment of $10,000 during the quarter ended June 30, 2005 and a payment of $5,000 during the quarter ended September 30, 2005. As yet, no action has been taken by Phoenix concerning this default.

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

At various times from February through May 2005, an aggregate of $194,000 was received from John Lee in connection with the Series C Convertible financing.

On June 27, 2005, the Company entered into an agreement with Lee whereby 130,000 Series C Preferred shares (convertible into 13,000,000 common shares) would be issued in full satisfaction of $650,000 of loans made by him to the Company. The conversion of the loans into convertible preferred stock took place on August 11, 2005.

3.    Private Placements of Common Stock and Debt

In June 2005 the Board of Directors consented to the following:
      Authorized and created 500,000 Series C Convertible Preferred Stock with a par value of $.0001 with each share convertible into 100 shares of common stock;
      Amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000 shares, $.0001 par value;
      Authorize the conversion of $650,000 of the Lee notes into 130,000 shares of Series C Convertible Preferred Stock (converted on August 11, 2005);
      Renew and amend the Stock Option Plan extending the plan for an additional ten (10) years and increasing the number of shares from 2,250,000 to 5,000,000;
      Issue to Jessica Lee 10,000 shares of Series C Convertible Preferred Stock convertible into 1,000,000 shares of common stock in satisfaction of $50,000 due to her (converted on August 11, 2005);
      Issue 185,000 shares to each of the holders of the convertible promissory notes (an aggregate of 370,000 shares) with a balance of $22,773 at June 30, 2005 at a price of $.06 per share reduced from the $.10 per share as set forth in the promissory notes (these shares were issued on July 26, 2005);
      Issue 200,000 shares of common stock and 200,000 cashless warrants exercisable at $.30 per share to its lawyer for services rendered (these shares have not been issued);
      Issue an aggregate of 7,000,000 shares of common stock to certain selected individuals and entities via Private Placements (issued July 21, 2005) with piggy-back registration rights and;
      Settlement of the liability for unpaid officer compensation through the issuance of common stock warrants and the establishment of new employment agreements (See Note G).

In June 2005, the Company completed two private placements of common stock aggregating 7,000,000 shares and $270,000 in cash proceeds.

In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $330,000 in cash proceeds ($336,000 less $6,000 subscribed for but unpaid at September 30, 2005). The offering was represented by 6 units at $56,000 each. Each Unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. The notes are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or six months from the closing date of this offering.

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

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 was to be paid quarterly over two years. $95,000 remained unpaid at September 30, 2005.

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

4. In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United states District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further called for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this transaction were valued at the publicly traded market value of $.05 on the date of the settlement, less a discount of 40% for the restriction on sale, with a provision for a loss provided for by the Company during the year ended December 31, 2004 On November 8, 2005, 250,000 shares were issued in connection with this settlement.

NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $836,939 and $746,337 for the nine months ended September 30, 2005 and 2004, respectively.

      With insufficient cash reserves and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. The Company is presently dependent on cash flows generated from sales and financing under the Note Purchase Agreement described in Note C.2. and from private placements of common stock. Our failure to consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any additional needed financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      o    Obtaining financing through private placements of common stock.

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

      As of September 30, 2005, the Company owes $340,458 to the former Chief Executive Officer, Devendar S. Bains for loans and unpaid salaries. During the nine months ended September 30, 2005, the Chief Executive deferred salaries of $43,308, while other officers deferred $13,904 of salaries during thgis period. During the nime months ended September 30, 2005, the Company repaid $6,141 of loans to officers.

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

In July 2004, Tek, Ltd. ("Tek") a company wholly owned by John Lee, entered into a contract with the existing landlord of the operating premises to purchase the building. In connection therewith, Tek negotiated a return of the security deposit and accumulated interest thereon to the Company in the aggregate amount of $40,160. The Company was leasing the premises on a month to month basis and paying rent on a semi-monthly basis. On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commenced on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease. The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2005                                               $         16,500
2006                                                         69,000
2007                                                         72,000
2008                                                         30,000
                                                   ----------------
                                                   $        187,500
                                                   ================

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $67,887 and $56,711 for the nine months ended September 30, 2005 and 2004, respectively.

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

The Company did not make the required payments due March 31, 2005 under the notes, for principal and interest. On June 27, 2005, the Board of Directors resolved to issue 185,000 of restricted common stock to each note holder (370,000 shares in total) at a revised conversion price of $.06 per share. The 370,000 restricted shares were issued on July 26, 2005 in full settlement of the notes payable of $22,773. Accordingly, the Company recorded a non-cash debt conversion charge of $21,627, based on the difference of the value of the restricted shares issued at the discounted price of $.12 per share at June 27, 2005 ($.20 per share discounted by 40% for lack of marketability of restricted shares) in excess of the face amount of the debt obligation.

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

NOTE K -- SUBSEQUENT EVENTS

o On November 8, 2005, the Company issued 250,000 shares in connection with the settlement of the Wayne Fogel matter.
o On November 11, 2005, the Company presented a private placement offering to accredited investors of 10,000,000 shares of common stock at $0.06 per share to be sold on a best efforts basis. Through November 21, 2005, the Company received proceeds of $105,000 representing the sale of 1,750,000 shares.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2004.

Revenues for the three months ended September 30, 2005 declined by $10,076 from $115,439 to $105,363, or 9% compared to the three months ended September 30, 2004. The sales decreases were primarily in amplifiers. The majority of the amplifier sales for the three months ended September 30, 2005 were obtained from the Wireless Local Loop amplifier products to a major European customer. Sales of amplifiers were approximately 97% of total sales compared to 93% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 3% of total sales, against 7% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The company completed the development of its W-CDMA amplifier with DSP control. The sale of this product is initially targeted at Asian markets. To this end product is being submitted to potential customers for evaluation. The company hopes this will turn into production orders and such company is retaining its core production personnel even though the sales of older product are declining

Cost of sales was $176,128 or 167% of sales compared to 134% during the same period for 2004. Gross margin for the three months ended September 30, 2005 amounted to a loss of $(70,765) ((67)%) compared to a profit of $(39,093) ((34)%), for the same period ended September 30, 2004. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2005.

Selling, general and administrative expenses increased in 2005 by $11,178 to $205,796 from $194,618 in 2004. Expressed as a percentage of sales, the selling, general and administrative expenses were 195% in 2005 and 169% in 2004. The principal factors contributing to the stability of selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended September 30, 2005, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were $86,570 or 82% of net sales for the three months ended September 30, 2005 compared to $11,159 or 10% of net sales in 2004. In 2005, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $NIL in 2005 and 2004 because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

Interest expense was $2,516 for the three months ended September 30, 2005 compared to $300 the three months ended September 30, 2004 and was principally related to other convertible notes.

As a result of the foregoing, the Company incurred net losses of $395,479 or $0.02 per share for the quarter ended September 30, 2005 compared with net losses of $241,475 or $0.02 per share for the same quarter in 2004.

RESULTS OF OPERATIONS - THE NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2004.

Revenues for the nine months ended September 30, 2005 declined by $268,728 from $671,032 to $402,304, or 40% compared to the nine months ended September 30, 2004.

The majority of the amplifier sales for the nine months ended September 30, 2005 were obtained from the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $469,756 or nearly 117% of sales compared to $666,299 or 99% of sales during the same period for 2004. The decline in gross margin was principally due to the lowered production while staff in production was retained in anticipation rotating into new product. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2005.

Selling, general and administrative expenses (excluding stock based compensation) decreased in September 30, 2005 by $108,070 to $413,819 from $521,889, in 2004. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 103% in 2005 and 78% in 2004. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the effects of our cost cutting program implemented in 2002. In the quarter ended September 30, 2005, we continued to maintain the lower staffing and overhead levels that we instituted in 2002.

Research, engineering and development expenses were $316,547 or 79% of net sales for the nine months ended September 30, 2005 compared to $174,338 or 26% in 2004. In 2005, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had other income in 2004 of $3,995. Other income was $NIL in 2005.

Interest expense was $3,115 in 2005 compared to $900 in 2004 and was principally related to other convertible notes.

As a result of the foregoing, the Company incurred net losses of $836,939 or $0.06 per share for the nine months ended September 30, 2005 compared with net losses of $746,337 or $0.07 per share for the same period in 2004.

ITEM 3.   LIQUIDITY AND CAPITAL RESOURCES

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations with loans from John Lee, Hye Joung Lee and Joong Bin Lee, We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2005 we had an accumulated deficit of $24,465,929. Potential immediate sources of liquidity are private placements of common stock.

As of September 30, 2005, our current liabilities exceeded our cash and receivables by $1,240,290. Our current ratio was 0.32 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.11 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $297,288 in inventory, of which $134,378 represents component parts. Based on year to date usage, we are carrying 279 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

Our cash used for operating actives was $735,493 This year we repaid loans of $6,141 and deferred salary payments to officer/stockholders of $57,212. We also received proceeds from the issuance of convertible promissory notes of $194,000.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. At September 30, 2005 and December 31, 2004 no allowance for doubtful accounts was required.

Our inventories decreased by $12,345 to $297,288 in 2005 compared to $309,633 at December 31, 2004, a decrease of 4%.

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

With insufficient cash reserves and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. The Company is presently dependent on cash flows generated from sales and financing from private placements and under the Note Purchase Agreement described in Note C.2. Our failure to enter into additional private placements of securities, consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.
*
ITEM 2.   CHANGE IN SECURITIES

* During the second quarter ended June 30, 2005, the Company issued 7,000,000 shares of Common Stock through private placements.
* July 26, 2005: Issued 370,000 shares in settlement of convertible promissory notes
* July 30, 2005: The Company filed a Certificate of designation of Series C Convertible Preferred Stock with the State of Delaware, designating 500,000 shares at a par value of $.0001 per share. The shares are convertible into Common Stock at the rate 100 shares of Common Stock per share of series C Preferred Stock and have a liquidation preference of $750,000 per share.. It has been determined that the amount of the liquidation preference exceeds the amount originally intended by the Board. The Company plans to amend the Certificate of Designation to reflect the correct liquidation preference after the amount is properly determined.
* August 11, 2005: Issued 130,000 shares of Series C Convertible Preferred Stock to John C. Lee in satisfaction of $650,000 owed to him by the Company.
* August 11, 2005: Issued 10,000 shares of Series C Convertible Preferred Stock to Jessica Lee in satisfaction of $50,000 owed to her by the Company.
* In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $330,000 in cash proceeds ($336,000 less $6,000 subscribed for but unpaid at September 30, 2005). The offering was represented by 6 units at $56,000 each. Each Unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. The notes are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or six months from the closing date of this offering.
* On November 8, 2005, the Company issued 250,000 shares in connection with the settlement of the Wayne Fogel matter.
* On November 11, 2005, the Company presented a private placement offering to accredited investors of 10,000,000 shares of common stock at $0.06 per share to be sold on a best efforts basis. Through November 21, 2005, the Company received proceeds of $105,000 representing the sale of 1,750,000 shares.

                                   SIGNATURES
                                   ----------


     In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                               Wi-Tron, Inc. (F/K/A Amplidyne, Inc.)


Dated: November 21, 2005       By:    /s/  John C. Lee
                                      -----------------------
                               Name:  John C. Lee
                               Title: Chief Executive Officer and Director


Dated: November 21, 2005       By:    /s/  Tarlochan S. Bains
                                      -----------------------
                               Name:  Tarlochan S. Bains
                               Title: Vice President, Amplifier Division,
                                      Director, Former Chief Executive Officer
                                      and Former Principal Accounting Officer

Dated: November 21, 2005       By:    /s/  Hye Joung (Jessica) Lee
                                      ----------------------------
                               Name:  Hye Joung (Jessica) Lee
                               Title: Chief Financial Officer and Director

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING
               OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, John C. Lee, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:

      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

      5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                           /s/  John C. Lee
                                           ----------------
                                           John C. Lee
                                           Chief Executive Officer and Director
                                           November 21, 2005

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING
               OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Tarlochan S. Bains, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                           /s/  Tarlochan S. Bains
                                           -----------------------
                                           Tarlochan S. Bains
                                           Vice President, Amplifier Division,
                                           Director, Former Chief Executive
                                           Officer and Former Principal
                                           Accounting Officer
                                           November 21, 2005

      CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER AND PRINCIPAL ACCOUNTING
               OFFICER PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

      I, Hye Joung (Jessica) Lee, certify that:

      1. I have reviewed this quarterly report on Form 10-QSB of the Company;

      2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

      3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

      4. The small business issuer's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) ) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the small business issuer and have:
      (a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;
      (b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;
      (c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and
      (d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):
      (a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and
      (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                                           /s/  Hye Joung (Jessica) Lee
                                           ----------------------------
                                           Hye Joung (Jessica) Lee
                                           Chief Financial Officer and Director
                                           November 21, 2005

EX-99.1

            CERTIFICATION PURSUANT TO 18 U.S.C 1350, AS ADOPTED, AND
        THE REQUIREMENTS OF SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Quarterly Report on Form 10-QSB (the "Report") of Amplidyne, Inc. (the "Company") for the nine months ended September 30, 2005, I, John C. Lee, Chief Executive Officer of the Company, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, to the best of my knowledge and belief, that:

(1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) the information contained in the Report, fairly presents, in all material respects, the financial condition and results of operations of the Company.

/s/ John C. Lee
---------------
John C. Lee
Chief Executive Officer and Director

November 21, 2005