Form 10KSB/A
period 2004-12-31
AMPLIDYNE INC
filed 2005-12-23
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             REPORT ON FORM 10-KSB-A

            [X] Annual Report pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

                           Commission File No. 0-21931

                                 AMPLIDYNE, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                        22-3440510
---------------------------------              ---------------------------------
 (State of or other jurisdiction               (IRS Employer Identification No.)
of incorporation or organization)

         59 LaGrange Street
         Raritan, New Jersey                                  08869
         ---------------------                              ----------
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

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Sections 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No _

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of the Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB-A or any amendment to this Form 10-KSB-A. [X]

      Issuer's revenues for its most recent fiscal year were $743,790

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

                        Net Revenues By Market Categories
                                 (In thousands)

                                                             Year Ended
                                                             December 31,
                                                         --------------------
                                                         2004            2003
                                                         ----            ----
Amplifier Markets
-----------------
 Cellular  Analog and  digital . . . . . . . . . . . . .    $            $415

 Wireless  Telephony . . . . . . . . . . . . . . . . . .  656             653

Satellite Communications, Custom and other Products . . .                  60

Ampwave Market
--------------
 Wireless Internet Products.  And Broadband  solutions .   88             223
                                                           --             ---

         Total  .  . . . . . . . . . . . . . . . . . . . $744          $1,351
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

We Have a Recent History of Losses and Expect Losses to Continue. We have incurred net losses of $910,434 and $768,878 for the years ended December 31, 2003 and 2004, respectively. These losses were due primarily to substantially reduced sales, against which our cost cutting efforts have yielded minimal results. We have made commitments to vendors to purchase hardware for use in our wireless internet systems. We may need to cancel such orders, and the inability to do so may result in material losses to the company. We expected to have increased sales in this area to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. The need for high bandwidth products may lead to rapid product obsolescence. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit $23,764,836 as of December 31,2004.

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

      2004 Calendar Year
      ------------------

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

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Fiscal Year ended December 31, 2004 compared to Fiscal Year ended December 31, 2003.

Revenues for the fiscal year ended December 31, 2004 decreased by $607,438 from $1,351,228 to $743,790, or 45% compared to the fiscal year ended December 31, 2003. This was due to build up of inventory during the previous year at our major customer. The decline is largely represented by the decrease in sales to North American customers, which went down to $NIL in 2004 from $618,532 in 2003, a decrease of $618,532 or 100%. Sales substantially declined in the fourth quarter of 2004. Fourth quarter sales represented only approximately 10% of the total sales for the year ($73,229).

According to our observation of the microwave amplifiers industry, the manufacturers thereof generally derive most of their revenues from two or three customers. There is a qualification process which can take years, and most OEM's (Original Equipment Manufacturers) purchase their microwave amplifiers from larger companies with a more secure and stable financial condition. Most OEM's outside the U.S. domestic market tend to be less discriminating in their qualification process. Amplidyne has an eleven year relationship with its European customer. The downturn in the U.S. telecommunications industry has made it more difficult for us to cultivate a domestic customer base. We are working on developing new and improved products which may be attractive to potential domestic customers in the hope that they will look beyond our financial condition in making their purchasing decisions.

The majority of the amplifier sales for the year ended December 31, 2004 were obtained from the Wireless Local Loop amplifier products to its European customer.

The Company is developing W-CDMA amplifier for planned release in the second quarter of 2005.

Cost of sales as restated was $770,157 or 104% of sales (including an inventory write-down of $101,039) during the year ended December 31, 2004, compared to 101% during the same period for 2003 as restated. Our fixed overhead costs are relatively high for our current sales volume. Excluding the inventory write-down, the cost of sales for the year ended December 31, 2004 as restated was $669,118 or 90% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry and a write-down of obsolete inventory of $101,039. Gross margin was about the same compared to the year ended December 31, 2003. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2005.

Selling, general and administrative expenses as restated decreased in 2004 by $293,622 to $529,829 from $823,451, as restated in 2003. Expressed as a percentage of sales, the selling, general and administrative expenses as restated (excluding stock based compensation) were 71% in 2004 and 61% in 2003. The principal factors contributing to the decrease in selling, general and administrative expenses were related to labor cutbacks and general cost cutting throughout the year.

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

As a result of the foregoing, the Company incurred net losses as restated of $768,878 or $0.07 per share for the year ended December 31, 2004 compared with net losses as restated of $910,434 or $0.09 per share for the same period in 2003.

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

Cost of sales as restated was $1,371,044 or 101% of sales (including an inventory write-down of $164,672) during the year ended December 31, 2003, compared to 94% during the same period for 2002. Our fixed overhead costs are relatively high for our current sales volume. Excluding the inventory write-down, the cost of sales as restated for the year ended December 31, 2003 was $1,206,372 or 89% of sales. The decline in gross margin was principally attributable to pricing pressures caused by business conditions in the telecommunications industry and a write-down of obsolete inventory of $164,672.

Selling, general and administrative expenses as restated decreased in 2003 by $1,264,982 to $823,451 from $2,088,433, in 2002. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) as restated were 61% in 2003 and 129% in 2002. The principal factors contributing to the increase in selling, general and administrative expenses were related to labor cutbacks and general cost cutting throughout the year.

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

As a result of the foregoing, the Company incurred net losses as restated of $910,434 or $0.09 per share for the year ended December 31, 2003 compared with net losses of $2,380,026 or $0.25 per share for the same period in 2002.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the John Lee. We have incurred a loss in each year since inception.. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2004, we had an accumulated deficit as restated of $23,628,989. We have no immediate sources of liquidity. Another potential source of liquidity is the sale of restricted shares of our common stock, but there are no immediate plans for such sale.

As of December 31, 2004, our current liabilities as restated exceeded our cash and receivables by $1,436,317. Our current ratio was 0.28 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.09 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of December 31, 2004, we had cash in banks of $122,234 compared to an overdraft of $17,855 at December 31, 2003. Overall our cash position improved by $140,089 during 2004, largely due to the receipt of the New Jersey tax credit proceeds of $129,317 close to the end of the year. We have since used up those balances Our cash used for operating activities as restated was $424,620, excluding the benefit of salary deferrals by officer/stockholders of $74,217. This was principally funded by officer and investor loans aggregating approximately $486,000.

The allowance for doubtful accounts on trade receivables increased form $251,000 (73% of accounts receivable of $342,482) in 2003 to $NIL in 2004 because we wrote off many accounts that we had reserved against in 2002. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. In 2003, we had several large outstanding balances that we had doubt we would collect. In 2004, we determined that only one customer's balance would actually be collectible. We further wrote off additional customer balances aggregating $92,114. These write offs were all for customer shipments that were made in good faith with no specific return rights. Prior to 2003, we had many small customers related to our internet business, to whom we shipped our products on 30-day terms after normal credit checking procedures, expecting to be paid in the normal course of business. Later, we did not make timely follow-ups on collection which caused us to miss the opportunities to collect. Provision for doubtful accounts decreased from $108,000 in 2003 to $21,260 in 2004.

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

Critical Accounting Policies

1. REVENUE RECOGNITION

Revenue is recognized upon shipment of products to customers because our shipping terms are F.O.B. shipping point. And there are generally no rights of return, customer acceptance protocols, installation or any other post-shipment obligations. All of our products are custom built to customer specifications. We provide an industry standard one-year limited warranty under which the customer may return the defective product for repair or replacement.

Returns received under warranty are not material relative to sales, nor are the costs to repair. All sales are final, except for warranty repair/replacement and there is no price protection. In addition, the only company post-shipment obligation is for warranty repair and replacement. Finally, we do not install product or provide services for a fee.

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first/in, first/out method. As virtually all of our products are made to customer specifications, we do not keep finished goods in stock except for completed customer orders that have not been shipped. Our work-in-progress generally consists of customer orders that are in the process of manufacture but are not yet complete at the period end date. We review all of our components for obsolescence and excess quantities on a periodic basis and make the necessary adjustments to net realizable value as deemed necessary.

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Because of our small customer base, we determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. Therefore, our allowance for doubtful accounts and our provision for doubtful accounts may not bear a consistent relationship to sales but we believe that this is the most accurate and conservative approach under our circumstances.

4. USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates. The principal areas that we use estimates in are: allowance for doubtful accounts; work-in-process percentage of completion; accounting for stock based employee compensation; and inventory net realizable values.

5. STOCK-BASED EMPLOYEE COMPENSATION

Stock-based employee compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as clarified by Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation.

Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                         2004              2003
                                 ------------      ------------
Net loss                         $   (917,223)     $ (1,197,411)
Loss per share                   $      (0.09)     $      (0.12)

6. LOSS PER SHARE

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

7. SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. We presented certain segment information representing sales and inventories for our amplifier and internet segments. However, this information is becoming less relevant as we begin to move away from the internet business and concentrate on our core competence, which is in the amplifier business.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB-A.

Item 8. CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

      None.

Item 8a: CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:

      1. Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

      2. Amplidyne, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of the original filing of the December 31, 2004 Form 10KSB in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

      3. Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate. We further found that while the controls over initiating and recording transactions were adequate, we had inadequate procedures to determine the continued existence of recorded balances in the area of trade accounts payable. The finding of this weakness resulted in the restatement of the Company's annual 2003 and 2004 financial statements to correct for previously recorded liabilities that were no longer due and payable that should have already been written off in those years. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

            The liabilities written off in some cases represented amounts where the creditor failed to or elected not to pursue collection from the Company in its strained financial circumstances. For example, certain legal and consulting fees incurred were not paid. In other cases, amounts related to erroneously recorded premiums for cancelled employee healthcare benefit and other policies were not paid.

(b)   Changes in Internal Controls Over Financial Reporting:

      1. Effective with the Company's filing of a Form 10QSB for the six months ended June 30, 2005 made on August 22, 2005, we changed the procedures management now uses to determine and evaluate the continued existence of liabilities to assure that the financial statements present only those liabilities that are properly due and payable.

      2. Controls essentially put in place, effective August 22, 2005, require careful review of Accounts Payable aging reports by the Company's Controller on at least a quarterly basis, coincident to the Company filing Forms 10KSB and 10QSB, specifically for vendor amounts that remain unpaid for periods approaching or exceeding 90 days from the date incurred.

      3. There were no changes in Internal Controls put in place during the fourth quarter of the year ended December 31, 2004. That is because the weakness identified related to evaluation of recorded trade accounts payable was not identified until the filing of the Company's 10QSB for the three months ended March 31, 2005, and we determined the appropriate controls necessary to respond to this weakness after carefully completing our investigation of the facts related thereto in conjunction with filing Form 10QSB for the six months ended June 30, 2005. Based on the nature of the weakness we believe the controls put in placed will satisfactorily remediate them for the Company going forward.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT OF THE REGISTRANT

      The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

Name                        Age          Position(s) with the Company

Tarlochan Bains*            55           Chief Executive Officer, Treasurer and
                                         Director.

John Lee                    76           Director

Jessica Lee                 36           Secretary/Director

Mikio Tajima                72           Director

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

      The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB-A for the fiscal year ended December 31, 2004.

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

                                                                                                               Long-Term
                                                                                                              Compensation
                                                                                                       Awards              Payouts
                                                                                                       ------              -------
                                                                                                           Securities
                                                             Annual Compensation              Restricted   Underlying          All
Name and Principal Position                Year        Salary ($) Bonus ($) Other Annual     Stock Awards   Options/   LTIP    Other
---------------------------                ----        ---------------------------------     ------------   --------   ----    -----
                                                                                                            SARS (#)  Payouts  Comp
                                                                                                            --------  -------  ----
                                                                    Compensation
Devendar S. Bains,                        2004    $ 140,250(7)          ---
                                          2003    $ 162,000(4)          ---       $20,000 (1)
Chief technology officer                  2002    $ 162,000(2)          ---       $20,000 (1)

Tarlochan Bains,                          2004    $ 100,000(6)          ---
Chief executive Officer                   2003    $ 100,000(5)          ---
and Director                              2002    $ 100,000             ---

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

Item 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT

      The following table sets forth certain information, as of March 31, 2005 with respect to the beneficial ownership of the outstanding Common Stock by (i) any holder of more than five percent (5%); (ii) each of the Company's officers and directors; and (iii) the directors and officers of the company as a group:

Name of Beneficial                   Number of Shares          Percentage (%) of
Owner*                               of Common Stock(1)        Ownership
------                               ------------------        ---------

Devendar S. Bains(2)                    2,272,985                 21.91

Tarlochan Bains(3)                        (78,456)                   .76

Nirmal Bains(2)                         2,272,985                (21.91)

John Lee(8)

Joseph Giamanco (6)                       584,674                  5.63

Jerome Belson (7)                         808,402                  7.79

All Officers and Directors
  As a group (5 persons)                2,351,441                 22.66

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

Financial Statements

         Balance Sheets                                               F-3 - F-4

         Statements of Operations                                     F-5 - F-6

         Statement of Stockholders' Deficiency                        F-6

         Statements of Cash Flows                                     F-7  - F8

         Notes to Financial Statements                                F-9 - F-22

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

10.4*   Employment Agreement between the Company and Nirmal Bains
10.5    Agreements and notes in connection with the financing of Lee and associates
10.6    Intentionally Omitted
10.7*   Agreement between the Company and Electronic Marketing Associates, Inc.
10.8*   Agreement between the Company and Link Microtek Limited.
10.9*   Agreement between the Company and ENS Engineering.23.1

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

Financial Statements

         Balance Sheets                                               F-3 - F-4

         Statements of Operations                                     F-5 - F-6

         Statement of Stockholders' Deficiency                        F-6

         Statements of Cash Flows                                     F-7  - F8

         Notes to Financial Statements                                F-9 - F-23


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

As further discussed in Note B. 11. to the financial statements, there were certain errors made by the Company in overstating accounts payable for the years ended December 31, 2004 and 2003. The overstatement of accounts payable resulted in the overstatement of the previously reported net loss for the years ended December 31, 2004 and 2003 by $65,785 and $70,062 respectively. These errors also resulted in an overstatement of previously reported total liabilities at December 31, 2004 by $135,847 and an overstatement of accumulated deficit in the same amount. At December 31, 2003, these errors resulted in an overstatement of previously reported total liabilities at December 31, 2003 by $70,062 and an overstatement of accumulated deficit in the same amount. As such, the accounts payable as now reflected at December 31, 2004 and 2003, based on this restatement of the financial statements for the years ended December 31, 2004 and 2003, is $135,847 and $70,062 lower than previously reported, respectively, as is the accumulated deficit at each of those dates. These errors were discovered by the management of the Company in conjunction with a detailed review of outstanding vendor accounts in preparation for the issuance of the financial statements for the quarter ended March 31, 2005.

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

KAHN BOYD LEVYCHIN, LLP

Forest Hills, New York

April 12, 2005 except for information restated to correct for the overstatements of accounts payable as of December 31, 2004 and 2003, as to which the date is December 22, 2005 (See Note B. 11.).


                                      -F2-

                                 Amplidyne, Inc.
                            BALANCE SHEETS - RESTATED
                                  December 31,

ASSETS - PLEDGED
                                                                              2004            2003
                                                                          ------------    ------------

CURRENT ASSETS
         Cash and cash equivalents                                        $    122,234    $         --
         Accounts receivable, net of allowance for doubtful accounts of
           $NIL (restated) and  $251,000 in 2004 and 2003, respectively         15,597          91,482
         Inventories                                                           309,633         407,709
         Prepaid expenses and other                                                 --          12,307
                                                                          ------------    ------------

                  Total current assets                                         447,464         511,498
                                                                          ------------    ------------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                               565,629         565,629
         Furniture and fixtures                                                 43,750          43,750
         Autos and trucks                                                       66,183          66,183
         Leasehold improvements                                                  8,141           8,141
                                                                          ------------    ------------
                                                                               683,703         683,703
         Less accumulated depreciation and amortization                       (681,956)       (646,627)
                                                                          ------------    ------------
                                                                                 1,747          37,076
                                                                          ------------    ------------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                      --          35,625
                                                                          ------------    ------------

                                                                          $    449,211    $    584,199
                                                                          ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F3-

                                 Amplidyne, Inc.
                            BALANCE SHEETS - RESTATED
                                  December 31,

LIABILITIES AND STOCKHOLDERS'  (DEFICIENCY)                                      2004            2003
                                                                             ------------    ------------

CURRENT LIABILITIES
         Overdraft                                                           $         --    $     17,855
         Secured note payable in connection with Phoenix investor
                   rescinded agreement - payment default effective
                           March 31, 2005                                          40,000              --
         Convertible notes payable pursuant to Lee financing
                  agreement, including temporary additional advance
                           by Lee of $6,000 (restated)                            406,000              --
         Notes payable to business associates of Lee (restated)                   100,000              --
         Accounts payable (restated)                                              321,063         341,109
         Other convertible  notes payable - payment default effective
                  March 31, 2005                                                   22,173              --
         Accrued expenses and other current liabilities (including                199,198          81,486
                  delinquent federal payroll taxes, penalties and interest
                           aggregating $81,353)
         Accrued settlement of litigation                                          95,000         170,000
         Advances from customers                                                   22,008          60,000
         Loans payable - officers                                                 368,706         256,997
                                                                             ------------    ------------
                                    Total current liabilities                   1,574,148         927,447

Other convertible  notes payable                                                       --          20,973
                                                                             ------------    ------------

                           TOTAL LIABILITIES                                    1,574,148         948,420
                                                                             ------------    ------------

COMMITMENTS AND OTHER COMMENTS - NOTE F
RELATED PARTY TRANSACTIONS - NOTE G
LITIGATION - NOTE H
SUBSEQUENT EVENTS - NOTE I

STOCKHOLDERS' (DEFICIENCY)

         Common stock - authorized, 25,000,000 shares of $.0001 par value;
                  shares 10,376,500 and 10,376,500 shares issued
                  and outstanding at December 31, 2004 and 2003,                    1,038           1,038
                  respectively
         Additional paid-in capital                                            22,503,014      22,494,854
         Accumulated deficit (restated)                                       (23,628,989)    (22,860,113)
                                                                             ------------    ------------
                                                                               (1,124,937)       (364,221)
                                                                             ------------    ------------

                                                                             $    449,211    $    584,199
                                                                             ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F4-

                                 Amplidyne, Inc.
                       STATEMENTS OF OPERATIONS - RESTATED
                             Year ended December 31,

                                                                    2004            2003
                                                                ------------    ------------
Net sales                                                       $    743,790    $  1,351,226
Cost of goods sold  (including inventory write-down
         of $101,039 in 2004 and $164,672 in 2003) (restated)        770,157       1,371,044
                                                                ------------    ------------

                  Gross loss                                         (26,367)        (19,818)

Operating expenses
         Selling, general and administrative (restated)              529,829         823,451
         Research, engineering and development                       256,175         287,629
                                                                ------------    ------------
                                                                     786,004       1,111,080
                                                                ------------    ------------

                  Operating loss                                    (812,371)     (1,130,898)

Nonoperating income (expenses)
         Interest income and other income                              4,535               3
         Loss incurred on rescission  of prior year
            agreements with Phoenix to invest in the
            Company                                                  (40,780)             --
         Interest expense                                             (1,200)         (3,657)
         Federal tax penalties and interest                          (11,684)             --
         Litigation settlement costs                                 (20,460)             --
         Gain on sale of property & equipment                          4,000          44,500
         Sale of New Jersey tax benefits                             129,317         180,316
                                                                ------------    ------------

                  Loss before income taxes (restated)               (748,643)       (909,736)

Provision for income taxes                                            20,235             698
                                                                ------------    ------------

                  NET LOSS (restated)                           $   (768,878)   $   (910,434)
                                                                ============    ============

Net loss per share - basic and diluted                          $      (0.07)   $      (0.09)
                                                                ============    ============

Weighted average number of shares outstanding                     10,376,500      10,318,167
                                                                ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F5-

                                 Amplidyne, Inc.
                STATEMENT OF STOCKHOLDERS' DEFICIENCY - RESTATED
                     Years Ended December 31, 2004 and 2003

                                                                     Preferred Stock                Common Stock
                                                               ---------------------------    ---------------------------
                                                                  Shares       Par Value         Shares       Par Value
                                                               ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2002                                             --   $         --       9,676,500   $        968

Net loss for the year ended December 31, 2003 (restated)
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002                                             700,000             70
                                                               ------------   ------------    ------------   ------------

BALANCE AT DECEMBER 31, 2003  (restated)                                 --             --      10,376,500          1,038

Net loss for the year ended December 31, 2004 (restated)
Litigation settlement to be paid through the issuance
of common stock
                                                               ------------   ------------    ------------   ------------

BALANCE AT DECEMBER 31, 2004  (restated)                                 --   $         --      10,376,500   $      1,038
                                                               ============   ============    ============   ============

=========================================================================================================================

                                                                Additional
                                                                  Paid-In     Accumulated    Subscriptions
                                                                  Capital        Deficit       Receivable       Total
                                                               ------------   ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2002                                   $ 22,494,924   $(21,949,679)   $         --   $    546,213

Net loss for the year ended December 31, 2003 (restated)                          (910,434)                      (910,434)
Issuance of common stock in connection with
litigation settled in the year ended December 31, 2002                  (70)                                          --
                                                               ------------   ------------    ------------   ------------

BALANCE AT DECEMBER 31, 2003 (restated)                          22,494,854    (22,860,113)             --       (364,221)

Net loss for the year ended December 31, 2004. (restated)                         (768,876)                      (768,876)
Litigation settlement to be paid through the
issuance of common stock                                              8,160                                         8,160
                                                               ------------   ------------    ------------   ------------

BALANCE AT DECEMBER 31, 2004. (restated)                       $ 22,503,014   $(23,628,989)   $         --   $ (1,124,937)
                                                               ============   ============    ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F6-

                                 Amplidyne, Inc.
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

                                                                                                    2004            2003
                                                                                                ------------    ------------
Cash flows from operating activities:
Net Loss                                                                                        $   (768,878)   $   (910,434)
                                                                                                ------------    ------------
Adjustments to reconcile net loss to net cash used in operating activities
                  Provision for doubtful accounts receivable                                          21,260         108,000
                  Gain on sale of property & equipment                                                (4,000)        (44,500)
                  Loss on write-down of long-term financed receivables                                    --          30,058
                  Salary deferrals added to officer loans                                             74,217         109,988
                  Issuance of secured promissory note in connection with loss incurred on
                            rescission of agreements with Phoenix to invest in the Company            40,000              --
                  Provision for inventory write-down                                                 101,039         164,672
                  Depreciation and amortization                                                       35,329          45,994
                  Provision for litigation settlements                                                20,460              --
                  Litigation settlements paid in cash                                                (42,000)       (125,000)
                  Interest accrued on other convertible promissory notes                               1,200             973
                  Return of security deposits                                                         35,625              --
                  Payment of legal fees by Lee on behalf of the Company                               12,000              --
                  Changes in assets and liabilities
                           Accounts receivable                                                        54,626         241,024
                           Inventories                                                                (2,963)        354,332
                           Prepaid expenses and other assets                                          12,307          (8,307)
                           Accounts payable and accrued expense (restated)                            97,367        (142,876)
                           Advances from customer                                                    (37,992)         60,000
                                                                                                ------------    ------------
                                    Total adjustments (restated)                                     418,475         794,358
                                                                                                ------------    ------------
                   Net cash (used for) operating activities (restated)                              (350,403)       (116,076)
                                                                                                ------------    ------------

Cash flows from investing activities:

         Proceeds from sale of property and equipment                                                  4,000          44,500
                                                                                                ------------    ------------
         Net cash provided by investing activities                                                     4,000          44,500
                                                                                                ------------    ------------

Cash flows from financing activities:

         (Decrease) increase in overdraft                                                            (17,855)          5,916
         Proceeds from other  convertible promissory notes                                                --          20,000
         Proceeds of stock purchase and financing agreements by Phoenix, deal subsequently
                   rescinded repaid  by Lee on behalf of the Company                                 100,000              --
         Proceeds from convertible notes received directly in cash  pursuant to Lee financing        243,000              --
                   (restated)
         Proceeds of temporary additional advance from Lee                                             6,000              --
         Proceeds from notes payable to business associates of Lee (restated)                        100,000              --
         Proceeds of loans from officer                                                               37,492          47,701
          Payment of capital lease obligations                                                            --          (2,041)
                                                                                                ------------    ------------
                  Net cash provided by financing activities                                          468,637          71,576
                                                                                                ------------    ------------
                           NET INCREASE IN CASH                                                      122,234              --

Cash and cash equivalents at beginning year                                                               --
                                                                                                ------------    ------------
Cash and cash equivalents at end year                                                           $    122,234    $         --
                                                                                                ============    ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F7-

                                 Amplidyne, Inc.
                            STATEMENTS OF CASH FLOWS
                             Year ended December 31,

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                                   $         --   $      3,657
                        Income taxes                                               $     20,235   $        698
Noncash financing activities:

         Convertible notes issued by Company pursuant to Lee financing agreement   $    500,000   $         --
         Less: Proceeds received directly in cash by Company                            343,000             --
                                                                                   ------------   ------------
         Payment of Company obligations by lender in connection with
                  financing agreement in exchange for convertible notes            $    157,000   $         --
                                                                                   ============   ============

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS


                                      -F8-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $768,878 and $910,434 in 2004 and 2003, respectively.

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


                                      -F9-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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

1. REVENUE RECOGNITION

Revenue is recognized upon shipment of products to customers because our shipping terms are F.O.B. shipping point. There are generally no rights of return, customer acceptance protocols, installation or any other post-shipment obligations. All of our products are custom built to customer specifications. We provide an industry standard one-year limited warranty under which the customer may return the defective product for repair or replacement.

Returns received under warranty are not material relative to sales, nor are the costs to repair. All sales are final, except for warranty repair/replacement and there is no price protection. In addition, the only company post?shipment obligation is for warranty repair and replacement. Finally, we do not install product or provide services for a fee.

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. At December 31, 2004 and 2003, inventories consisted of the following:

                                 2004           2003
                         ------------   ------------
      Component parts    $    230,812   $    290,178
      Work-in-progress         76,568         36,052
      Finished Goods            2,253         81,479
                         ------------   ------------
                         $    309,633   $    407,709
                         ============   ============


                                     -F10-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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


                                     -F11-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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

Under the fair value method, the Company's net loss and loss per share would have been as follows:

                               2004            2003
                       ------------    ------------
      Net loss         $   (917,223)   $ (1,127,349)
      Loss per share   $      (0.09)   $      (0.11)

9. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.


                                     -F12-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

10. ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $6,649 and $5,792 for the years ended December 31, 2004 and 2003, respectively.

11. RECLASSIFICATIONS AND RESTATEMENTS

Certain reclassifications were made to the 2003 amounts to conform to the current presentation. We corrected accounting errors in overstated accounts payable by reducing cost of sales and selling, general and administrative expenses, resulting in a reduction of our losses by $65,785 in 2004 and $70,062 in 2003. The following table represents the components of the changes:

                                                                             Year Ended December 31

                                                                              2004            2003
                                                                          ------------    ------------
      Cost of goods sold as previously stated                             $    779,266    $  1,411,679
      Reduction from correction of accounting error                              9,109          40,635
                                                                          ------------    ------------
      Cost of goods sold as restated                                      $    770,157    $  1,371,044
                                                                          ============    ============

      Selling, general and administrative expenses as previously stated   $    586,505    $    852,878
      Reduction from correction of accounting error                             56,676          29,427
                                                                          ------------    ------------
      Selling, general and administrative expenses  as restated           $    529,829    $    823,451
                                                                          ============    ============

      Net loss as previously stated                                       $   (834,663)   $   (980,496)
      Reduction from correction of accounting error                             65,785          70,062
                                                                          ------------    ------------
      Net loss as restated                                                $   (768,878)   $   (910,434)
                                                                          ============    ============

      Loss per share as previously stated                                 $      (0.08)   $      (0.10)
      Reduction from correction of accounting error                               0.01            0.01
                                                                          ------------    ------------
      Loss per share as restated                                          $      (0.07)   $      (0.09)
                                                                          ============    ============

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


                                     -F13-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

13. SEGMENT INFORMATION

The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                              Year Ended     Year Ended
                                             December 31,   December 31,
                                                 2004           2003
                                             ------------   ------------
      Sales - external

               Amplifier                          655,679   $  1,128,454
               Internet business                   88,111        222,772
                                             ------------   ------------
                                             $    743,790   $  1,351,226
                                             ============   ============
      Sales - external, by geographic area
               United States                 $         --   $    201,088
               Europe                             743,790        732,694
               Canada                                  --        417,444
               All other foreign countries             --             --
                                             ------------   ------------
                                             $    743,790   $  1,351,226
                                             ============   ============
      Inventory

               Amplifier                     $    249,372   $    248,575
               Internet business                   60,261        159,134
                                             ------------   ------------
                                             $    309,633   $    407,709
                                             ============   ============

NOTE C - PUBLIC OFFERING AND PRIVATE PLACEMENTS

1.    Common Stock Warrants and Options

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

a.    Phoenix Opportunity Fund II, L.P.

On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), a limited partnership organized under the laws of the State of Delaware, pursuant to which Phoenix agreed to make an aggregate investment of $100,000 in exchange for 282,700 shares of a newly created class of Series C Convertible Preferred Stock,


                                     -F14-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003


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

b.    John Chase Lee and Associates

In a separate transaction, John Chase Lee of Piscataway, NJ ("Lee") entered into a Note Purchase Agreement with the Company by which Lee agreed to lend the Company an initial $200,000 and up to an additional $200,000 in one or more installments on or before October 30, 2004. The Company agreed to deliver to John Lee unsecured convertible promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. However, as discussed later in this note, $100,000 was received from two business associates of Lee as a substitution for Lee's investment in the same amount and those borrowings were not subject to the same conversion provisions. Accordingly, the aggregate debt is convertible into Series C shares representing approximately 64% of the Company's outstanding stock on a fully diluted basis.

Such conversion will take place at such time as the Company is able to do so. Messrs. Devendar Bains and Tarlochan Bains are required to devote their full business time and attention to the business of the Company for eight (8) years from May 25, 2004. In the event that either Devendar Bains or Tarlochan Bains must leave the employ of the Company for any reason, each agrees that, if requested by the Board of Directors of the Company, he will use his best efforts to find a qualified replacement for himself acceptable to the Board of Directors, and that he will not engage in a business competitive with the Company for a period of eight (8) years. On May 25, 2004, Lee loaned the Company $250,000, and was issued three convertible promissory notes which will be convertible in the aggregate into Series C shares representing approximately 40% of the Company's outstanding stock on a fully diluted basis, if and when converted. If not converted, the notes are payable on demand, provided that demand cannot be made


                                     -F15-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003


before December 31, 2004, unless the Company is in default of the Note Purchase Agreement. Of the $250,000 loaned to the Company, $100,000 was used to pay Phoenix in connection with the rescission described above, $45,000 was used to make a final payment in resolution of litigation with High Gain Antenna Co. Ltd. of Korea, and to pay associated bank fees, $12,000 was used to pay legal fees and $43,000 was used for working capital purposes.

In August 2004, an additional $50,000 was received from each of Hye Joung Lee and Joong Bin Lee (an aggregate of $100,000) in connection with the same agreement. These parties are business associates of John Lee, but otherwise unrelated. The unsecured notes issued in connection with these borrowings are substantially the same as the Lee notes, except that they contain no conversion privileges.

In October 2004, an additional $156,000 was received from John Lee, of which $6,000 represented a temporary additional advance outside of the the Series C Convertible financing. The note issued for the $150,000 of proceeds received contained the same provisions as the May 25, 2004 note and provided for conversion into Series C shares representing approximately 24% of the Company's outstanding stock on a fully diluted basis, if and when converted.

No conversions to the Series C shares, pursuant to the Lee financing, have been made as of December 31, 2004 and to the date of the issuance of the current year's financial statements. In addition, no demand for payment has been made by Lee as of December 31, 2004 and to the date of the issuance of the current year's financial statements. As discussed in Note F 7, the Company's corporate status in the State of Delaware was not in good standing, the Series C Preferred shares referred to above have not been approved by shareholders and the appropriate designations thereof have not been filed with the Delaware Secretary of State. Consequently, the notes were not been converted until July 2005 because we were unable to issue the Series C Preferred shares.

All of the notes in connection with this financing bear no interest.

The following table summarizes the terms of each promissory note:

                                                                                   Percentage of Issued and Outstanding Common
                                                                                        Stock represented by the Series C
                                                Principal Amount                    Convertible Preferred Stock that the Debt
      Date                    Holder                                 Due Date                  is Convertible Into
                                                                                               -------------------
    05/25/04              John Chase Lee                $150,000     12/31/04                          24%
    05/25/04              John Chase Lee                  50,000     12/31/04                           8%
    06/08/04              John Chase Lee                  50,000     12/31/04                           8%
    08/25/04               Hye Joung Lee                  50,000     12/31/04               No conversion privileges
    08/25/04               Joong Bin Lee                  50,000     12/31/04               No conversion privileges
    10/28/04              John Chase Lee                 150,000     12/31/04                          24%
                                                ----------------                                       ---
                                                        $500,000                                       64%
                                                ================                                       ===


                                     -F16-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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

Under the fair value method, the Company's net loss and loss per share would have been as follows:

                               2004            2003
                       ------------    ------------
      Net loss         $   (917,223)   $ (1,127,349)
      Loss per share   $      (0.09)   $      (0.11)

Stock option activity during 2004 and 2003, is summarized below:

                                         Shares of common     Weighted average
                                        stock attributable   exercise price of
                                            to options             options
                                            ----------             -------

Unexercised at December 31, 2002                 2,051,000            3.233
         Expired at December 31, 2003             (30,000)            3.250
         Issued during 2003                        200,000            0.150
                                        -------------------
Unexercised at  December 31, 2003                2,221,000            0.669

         Expired at December 31, 2004          (1,851,000)            0.541
                                        -------------------
Unexercised at December 31, 2004                   370,000            1.302
                                        ===================


                                     -F17-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 2004:

                                   Options Outstanding                          Options Exercisable
                   ---------------------------------------------------   ---------------------------------
                       Number       Weighted average                         Number
                   outstanding at       remaining     Weighted average   exercisable at   Weighted average
 Exercise Prices     period end      contractual life   exercise price     period end      exercise price
 ---------------     ----------      ----------------   --------------     ----------      --------------
     1.040             10,000             1 year           1.040             10,000            1.040
     1.120             10,000             1 year           1.120             10,000            1.120
     1.500            300,000             1 year           1.500            300,000            1.500
     0.200             50,000           1.25 years         0.200             50,000            0.200
                      -------                                               -------
                      370,000                                               370,000
                     --------                                              --------

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


                                     -F18-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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


                                     -F19-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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


                                     -F20-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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


                                     -F21-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

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

6. The Company (as well as an officer and director of the Company) is a defendant in a complaint brought in November 2003 in the Circuit Court of the State of Florida (17th Judicial District, Broward County) alleging fraud and seeking relief for unspecified damages and costs associated with an aborted plan of merger. Management has been in settlement discussions with the plaintiff, but to date has not reached an accord. On June 29, 2004, the Company filed a Motion to Dismiss the lawsuit against the


                                     -F22-

                                 Amplidyne, Inc.
                     Notes to Restated Financial Statements
                           December 31, 2004 and 2003

Company.

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


                                     -F23-

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

                                   AMPLIDYNE, INC.

                                   By: /s/ Tarlochan S. Bains
                                       -----------------------
                                       Name Tarlochan S. Bains
                                       Title: Chief Executive Officer, Principal
                                       Accounting Officer and Director

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature                             Title                         Date
---------                             -----                         ----

/s/ Tarlochan S. Bains        Former Chief Executive Officer  December 12, 2005
-------------------------
Tarlochan S. Bains

/s/ John Lee                  Chief Executive Officer
-------------------------     and Director                    December 12, 2005
John Lee

/s/Jessica Lee                Director                        December 12, 2005
-------------------------
Jessica Lee

/s/ Mikio Tajima              Director                        December 12, 2005
-------------------------
Mikio Tajima