Form 10QSB/A
period 2005-03-31
AMPLIDYNE INC
filed 2005-12-23
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-QSB-A


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2005.

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

                                 Yes |X|  No |_|


The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 18, 2005 was 10,376,500.

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 AMPLIDYNE, INC.
                                 BALANCE SHEETS

 ASSETS
                                                                           March 31   December 31
                                                                             2005         2004
                                                                          ---------    ---------
CURRENT ASSETS
         Cash and cash equivalents                                        $  22,288    $ 122,234
         Accounts receivable, net of allowance for doubtful accounts of
           $NIL and  $NIL in 2005 and 2004, respectively                     43,033       15,597
         Inventories                                                        337,101      309,633
         Prepaid expenses and other                                            --           --
                                                                          ---------    ---------
                  Total current assets                                      402,422      447,464
                                                                          ---------    ---------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                            565,629      565,629
         Furniture and fixtures                                              43,750       43,750
         Autos and trucks                                                    66,183       66,183
         Leasehold improvements                                               8,141        8,141
                                                                          ---------    ---------
                                                                            683,703      683,703
         Less accumulated depreciation and amortization                    (683,703)    (681,956)
                                                                          ---------    ---------
                                                                               --          1,747
                                                                          ---------    ---------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                 --           --
                                                                          ---------    ---------
                                                                          $ 402,422    $ 449,211
                                                                          =========    =========

                                 AMPLIDYNE, INC.
                           BALANCE SHEETS (CONTINUED)


LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES
         Secured note payable in connection with Phoenix investor
                  rescinded agreement - payment in default                         $     40,000    $     40,000
         Convertible notes payable pursuant to Lee financing
                  agreement, including temporary additional advance
                           by Lee of $6,000 (restated)                                  498,000         406,000
         Notes payable to business associates of Lee (restated)                         100,000         100,000
         Accounts payable (as restated) -- Note J                                       347,431         321,063
         Other convertible notes payable - payment default                               22,473          22,173
         Accrued expenses and other current liabilities (including
                  delinquent federal payroll taxes, penalties and interest
                           aggregating $112,704 at March 31, 2005 and
                                     $81,353 at December 31, 2004                       205,032         199,198
         Accrued settlement of litigation                                                95,000          95,000
         Advances from customers                                                         11,267          22,008
         Loans payable - officers                                                       370,448         368,706
                                                                                   ------------    ------------
                                         Total current liabilities                    1,689,651       1,574,148
                                                                                   ------------    ------------

OTHER COMMENTS - NOTE I

STOCKHOLDERS' (DEFICIENCY)
         Common stock - authorized, 25,000,000 shares of $.0001 par value;
                  shares 10,376,500 and 10,376,500 shares issued and outstanding at March 31, 2005 and December 31,
                   2004, respectively (the Lee convertible notes payable are
                   convertible into Series C shares representing 80% of the
                   outstanding stock of the Company on a fully
                   diluted basis)                                                         1,038           1,038
         Additional paid-in capital                                                  22,503,014      22,503,014
         Accumulated deficit (as restated)                                          (23,791,281)    (23,628,989)
                                                                                   ------------    ------------
                                                                                     (1,287,229)     (1,124,937)
                                                                                   ------------    ------------
                                                                                   $    402,422    $    449,211
                                                                                   ============    ============

Note: The balance sheet at December 31, 2004 has been derived from the restated audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

                                 AMPLIDYNE, INC.
                            STATEMENTS OF OPERATIONS
                           THREE MONTHS ENDED MARCH 31

                                                        Three Months Ended
                                                             March 31
                                                       2005            2004
                                                   ------------    ------------
Net sales                                          $    142,593    $    315,367
Cost of goods sold                                      103,408         288,400
                                                   ------------    ------------
                  Gross profit                           39,285          26,967
                                                   ------------    ------------

Operating expenses
         Selling, general and administrative             99,252         213,004
         Research, engineering and development          101,873          79,526
                                                   ------------    ------------

                  Operating loss                       (161,940)       (265,563)

Nonoperating income (expenses)
         Interest income and other income                 3,563              --
         Interest expense                                  (300)           (300)
         Federal tax penalties and interest              (3,000)             --
         Gain on sale of property and equipment              --           4,000
                                                   ------------    ------------

                  Loss before income taxes             (161,677)       (261,863)

Provision for income taxes                                  614           3,200
                                                   ------------    ------------

                  NET LOSS                         $   (162,291)   $   (265,063)
                                                   ============    ============

Net loss per share - basic and diluted             $      (0.02)   $      (0.03)
                                                   ============    ============

Weighted average number of shares outstanding        10,376,500      10,376,500
                                                   ============    ============

                                 AMPLIDYNE, INC.
                            STATEMENTS OF CASH FLOWS
                           THREE MONTHS ENDED MARCH 31

                                                                               Three Months Ended
                                                                                     March 31
                                                                                2005         2004
                                                                             ---------    ---------
Cash flows from operating activities:
Net Loss                                                                     $(162,291)   $(265,063)
                                                                             ---------    ---------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                  1,747       10,000
                  Gain of sale of property & equipment                              --       (4,000)
                  Provision for (recovery of) doubtful accounts                 (4,000)      28,260
                  Interest accrued on convertible promissory note                  300          300
                  Salary deferred, added to officer loans                        3,942       30,692
                  Changes in assets and liabilities
                           Accounts receivable                                 (23,436)     (76,882)
                           Inventories                                         (27,468)      29,306
                           Prepaid expenses and other assets                        --       12,307
                           Customer advances                                   (10,741)          --
                           Accounts payable and accrued expense                 32,201      155,108
                                                                             ---------    ---------
                                    Total adjustments                          (27,455)     185,091
                                                                             ---------    ---------
                   Net cash (used) for operating activities                   (189,746)     (79,972)
                                                                             ---------    ---------

Cash flows from investing activities:
         Proceeds on sale of property & equipment                                   --        4,000
         Purchase of property and equipment                                         --       (2,277)
                                                                             ---------    ---------
                  Net cash provided by investing activities                         --        1,723
                                                                             ---------    ---------

Cash flows from financing activities:
         Overdraft                                                                  --      (17,855)
         Officer loans                                                          (2,200)      17,000
         Advances pursuant to financing agreement (Note C. 2.)                  92,000       99,220
                                                                             ---------    ---------
                  Net cash provided by financing activities                     89,800       98,365
                                                                             ---------    ---------

                  NET INCREASE (DECREASE) IN CASH                              (99,946)      20,116

Cash at beginning of period                                                    122,234           --
                                                                             ---------    ---------

Cash at end of period                                                        $  22,288    $  20,116
                                                                             =========    =========

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                             $      --    $      --
                        Income taxes                                         $     614    $   3,200

                                 AMPLIDYNE, INC.
                     STATEMENT OF STOCKHOLDERS' (DEFICIENCY)
       YEAR ENDED DECEMBER 31, 2004 AND THREE MONTHS ENDED MARCH 31, 2005


                                                                              Preferred Stock                  Common Stock
                                                                        ----------------------------    ----------------------------
                                                                           Shares         Par Value        Shares       Par Value
                                                                        ------------    ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2003, as restated                                         --    $         --      10,376,500   $      1,038

Net loss for the year ended December 31, 2004

Litigation settlement to be paid through the issuance of common stock

                                                                        ------------    ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2004, as restated                                         --              --      10,376,500          1,038

Net loss for the three months ended March 31, 2005
                                                                        ------------    ------------    ------------   ------------
BALANCE AT MARCH 31, 2005                                                         --    $         --      10,376,500   $      1,038
                                                                        ============    ============    ============   ============

                                                                         Additional
                                                                           Paid-In       Accumulated   Subscriptions
                                                                           Capital         Deficit       Receivable       Total
                                                                        ------------    ------------    ------------   ------------
BALANCE AT DECEMBER 31, 2003, as restated                               $ 22,494,854    $(22,860,113)   $         --   $   (364,221)

Net loss for the year ended December 31, 2004                                               (768,876)                      (768,876)

Litigation settlement to be paid through the issuance of common stock         (8,160)                                        (8,160)
                                                                        ------------    ------------    ------------   ------------

BALANCE AT DECEMBER 31, 2004, as restated                                 22,503,014     (23,628,989)             --     (1,124,937)

Net loss for the three months ended March 31, 2005                                          (162,292)                      (162,292)
                                                                        ------------    ------------    ------------   ------------

BALANCE AT March 31, 2005                                               $ 22,503,014    $(23,791,281)   $         --   $ (1,287,229)
                                                                        ============    ============    ============   ============

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

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2004 included in the Company's Form 10-KSB/A filed with the Securities and Exchange Commission on December 23, 2005.

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $162,291 for the three months ended March 31, 2005, has limited cash reserves and has seen its working capital decline by $160,545 to a deficiency of $(1,287,229) since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $1,624,330 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

No conversions to the Series C shares, pursuant to the Lee financing, have been made as of March 31, 2005 and to the original date of the issuance of the current quarter's financial statements. In addition, no demand for payment has been made by Lee as of March 31, 2005 and to the original date of the issuance of the current quarter's financial statements. The Company's corporate status in the State of Delaware was not in good standing, the Series C Preferred shares referred to above had not been approved by shareholders and the appropriate designations thereof had not been filed with the Delaware Secretary of State. Consequently, the notes were not converted until July 2005 because we were unable to issue the Series C Preferred shares.

At various times during February and March 2005, an aggregate of $92,000 was received from John Lee in connection with the Series C Convertible financing.

All of the notes in connection with this financing bear no interest.

The following table summarizes the terms of each promissory note:

                                                                                       Percentage of Issued and Outstanding
                                                                                     Common Stock represented by the Series C
                                                    Principal                        Convertible Preferred Stock that the Debt
      Date                     Holder                 Amount          Due Date                  is Convertible Into
    --------               --------------        ----------------     --------                  -------------------
    05/25/04               John Chase Lee        $        150,000     12/31/04                           24%
    05/25/04               John Chase Lee                  50,000     12/31/04                            8%
    06/08/04               John Chase Lee                  50,000     12/31/04                            8%
    08/25/04                Hye Joung Lee                  50,000     12/31/04                No conversion privileges
    08/25/04                Joong Bin Lee                  50,000     12/31/04                No conversion privileges
    10/28/04               John Chase Lee                 150,000     12/31/04                           24%
                                                 ----------------                               -------------------
                                                 $        500,000                                        64%
                                                 ================                               ===================

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

NOTE H - SEGMENT INFORMATION

      The Company commenced its wireless Internet connectivity business in the summer of 2000. The Company does not measure its operating results, assets or liabilities by segment. However, the following limited segment information is available:

                                       Three Months  Three Months   Year Ended
                                          Ended         Ended
                                         March 31      March 31     December 31,
                                           2005          2004          2004
                                         --------      --------      --------
Sales - external
         Amplifier                       $141,018       290,332      $655,679
         Internet business                  1,575        25,035        88,111
                                         --------      --------      --------
                                         $142,593      $315,367      $743,790
                                         ========      ========      ========
Inventory
         Amplifier                       $281,840      $262,973      $249,372
         Internet business                 55,261       115,430        60,261
                                         --------      --------      --------
                                         $337,101      $378,403      $309,633
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
                                                    --------
                                                    $209,500
                                                    ========

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $29,431 and $27,288 for the three months ended March 31, 2005 and 2004, respectively.

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


NOTE J - RESTATEMENT OF PRIOR YEAR'S FINANCIAL STATEMENTS

During the quarter ended March 31, 2005, as a result of management review of accounts payable details, it was determined that liabilities reflected as outstanding at both December 31, 2004 and 2003 for accounts payable were no longer due and payable. The write-off of these liabilities resulted in a gain of $70,062 reflected in operations for the year ended December 31, 2003, a gain of $65,785 reflected in operations for the year ended December 31, 2004 and consequent reduction in Company liabilities and a reduction in its shareholders' deficit at December 31, 2004 and 2003. Accordingly, the accumulated deficit as originally reported at December 31, 2003 as reflected in the Statement of Shareholders' Deficiency has been restated to reflect the write-off of accounts payable balances as they should have occurred prior to December 31, 2003.

PART I - FINANCIAL INFORMATION

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS - THE THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004.

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

As of March 31, 2005, we had cash of $22,288 compared to $122,234 at December 31, 2004. Overall our cash and cash equivalents decreased $99,946 during 2005. Our cash used for operating actives was $189,746. We received advances pursuant to the financing agreement of $92,000.

The allowance for doubtful accounts on trade receivables remained unchanged at $NIL. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories increased by $27,468 to $337,101 in 2005 compared to $309,633 at December 31, 2004, an increase of 9%.

Although the Company did not convert salaries to officers through the issuance of Common Stock in 2003 or 2004, it may to do so in 2005. To help alleviate the cash flow difficulties, the Chief Executive Officer, the Chief Technology Officer and corporate Secretary agreed to defer salaries of $1,538 and $962, respectively.

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

CRITICAL ACCOUNTING POLICIES

1. REVENUE RECOGNITION

Revenue is recognized upon shipment of products to customers because our shipping terms are F.O.B. shipping point and there are generally no rights of return, customer acceptance protocols, installation or any other post-shipment obligations. All of our products are custom built to customer specifications. We provide an industry standard one-year limited warranty under which the customer may return the defective product for repair or replacement.

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

Net loss per common share-- basic and diluted is determined by dividing the net loss by the weighted average number of shares of common stock outstanding. Net loss per common share - diluted does not include potential common shares derived from stock options and warrants because they are antidilutive.

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

ITEM 3. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:

      1. Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

      2. Amplidyne, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of the original filing of the March 31, 2005 10QSB in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

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

      3. There were no changes in Internal Controls put in place during the quarter ended March 31, 2005. That is because the weakness identified related to evaluation of recorded trade accounts payable was not identified until the filing of the Company's Form 10QSB for the three months ended March 31, 2005, and we determined the appropriate controls necessary to respond to this weakness after carefully completing our investigation of the facts related thereto in conjunction with filing Form 10QSB for the six months ended June 30, 2005. Based on the nature of the weakness we believe the controls put in placed will satisfactorily remediate them for the Company going forward.

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


                                         AMPLIDYNE, INC.


Dated:  December 23, 2005                By: /s/ Tarlochan S. Bains
                                             ----------------------

                                         Name:  Tarlochan S. Bains
                                         Title: Former Chief Executive Officer,
                                                Treasurer,
                                                Former Principal Accounting
                                                Officer and Director