Form 10KSB
period 2005-12-31
Wi-Tron, Inc.
filed 2006-04-06
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                   For the fiscal year ended December 31, 2005

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Transition Period from __________ to __________

                           Commission File No. 0-21931

                                  Wi-Tron, Inc.
                 ----------------------------------------------
                 (Name of Small Business Issuer in Its Charter)

                  Delaware                                           22-3440510
     -------------------------------------------              --------------------------
         (State or Other Jurisdiction                            (I.R.S. Employer
         of Incorporation or Organization)                       Identification No.)

       59 LaGrange Street, Raritan, New Jersey                          08869
     -------------------------------------------                      ---------
       (Address of Principal Executive Offices)                       (Zip Code)

Issuer's telephone number, including area code: (908) 253-6870

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act:  Common Stock

                                (Title of Class)

      Check  whether  the issuer is not  required  to file  reports  pursuant to
Section 13 or 15(d) of the Exchange Act. |_|

      Check  whether the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes |X| No |_|

      Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

      Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). |_|

      Issuer's revenues for its most recent fiscal year were $471,487

      The aggregate market value of the voting and non-voting common equity held by non-affiliates of computed by reference to the closing price of such stock as of March 31, 2006, was approximately $2,095,726.

      The number of shares outstanding of the issuer's common stock as of March 31, 2006 was 30,113,267

      Documents Incorporated by Reference: None

      Transitional Small Business Disclosure Format Yes |_| No |X|

                           FORWARD LOOKING STATEMENTS

      This Annual Report and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements refer to our business, financial condition and prospects that reflect our management's assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

      There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, "believes," "expects," "intends," "plans," "anticipates," "estimates" and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.


                                     PART I

Item 1.  Description of Business

Background

      Wi-Tron, Inc., a Delaware corporation ("we," "us," "our," the "Company") incorporated in Delaware on December 14, 1995 as the successor to Amplidyne, Inc., a New Jersey corporation ("Amplidyne-NJ"), which was incorporated in October 1988. Our executive offices are located at 59 LaGrange Street, Raritan, NJ 08869 and our telephone number is (908) 253-6870. O November 4, 2005, as part of our current restructuring and the development of a new product strategy, we changed our name to Wi-Tron, Inc. Our common stock trades on the OTC Bulletin Board under the symbol WTRO.OB.

Amplifier Products

      We design, manufacture and sell ultra-linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market. These power amplifiers, which are a key component in cellular base stations, increase the power of radio frequency ("RF") and microwave signals with low distortion, enabling the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. Our wireless telecommunications products consist of solid-state, RF and microwave, single and multi-carrier power amplifiers that support a broad range of analog and digital transmission protocols including advanced mobile phone services ("AMPS"), code division multiple access ("CDMA"), time division multiple access ("TDMA"), total access communication systems ("TACS"), extended total access communication systems ("ETACS"), Nordic mobile telephone ("NMT"), global system for mobile communications ("GSM"), digital communication service at 1800 MHz ("DCS-1800") and wideband code division multiple access 3G communications ("W-CDMA"). The products are marketed to the cellular, wireless local loop and personal communication systems ("PCS") segments of the wireless telecommunications industry.

      We continue to develop products and have completed the development of a multi-carrier W-CDMA (Wide Band CDMA) 80-Watt amplifier with digital signal processing, which meets 3GPP standards. 3GPP refers to the 3rd Generation Partnership Project, a collaboration agreement between ETSI (Europe), ARIB/TTC (Japan), CCSA (China), ATIS (North America) and TTA (South Korea) that was established in December 1998 to develop mobile phone standards.

      In 2005 and presently, the Company has been engaged in restructuring its business. As a result, we have experienced a considerable downturn in overall business due to a decline in sales of our local loop products, which were being deployed at a much lower rate by our customer. We also maintained low levels of staffing throughout 2005, after significant staff cutbacks in the previous two years. Although, we were able to raise additional funds to restructure our business and fund development of our W-CDMA amplifier and digital signal processing techniques, these funds are not sufficient and as a result we have been operating under severe cash flow conditions for most of 2005. These conditions have considerably limited our sales and marketing efforts.

      We have several products covered by a patent issued by the United States Patent and Trademark Office for Pre-Distortion and Pre-Distortion Linearization which, the Company believes is effective in reducing distortion, in amplifiers. In addition to our product line of single channel power amplifiers, which are currently utilized by the wireless communications industry, we also develop, design and manufacture Multi-carrier Linear Power Amplifiers ("MCLPA"). MCLPA combine the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and the corresponding unnecessary space occupied by the cavity filters encasing the amplifiers. Management believes that with our (i) proprietary technology (which effectively reduces distortion), (ii) technological expertise and (iii)
established product line consisting of ultra-linear single channel power amplifiers, we can achieve similar performance with MCLPA. Our linear power amplifiers and MCLPA utilize our patented pre distortion and proprietary feed-forward technology, which simultaneously amplifies many channels with minimal distortion. This capability has been enhanced by development of digital signal processing techniques.

High Speed Wireless Internet Products

      In 1999, we made our entry into the emerging wireless Internet access market with new products in the ISM license exempt operating band (2.4 to 2.4835
GHz). The line of spread spectrum radio products has been expanded to provide complete solutions, with designs for indoor, outdoor and hybrid indoor/outdoor network coverage including point-to-point and point-to-multi-point configurations.

      In 2005, the Company decided to cease any further investment in this technology and products. However, we will continue to review the market place, especially the opportunities in the evolving Wi-Max technologies.

Cellular Systems

      A cellular system consists of a number of cell sites that are networked to form a cellular system operator's geographic coverage area. Each cell site has a base station which houses the equipment that transmits and receives telephone calls between the cellular subscriber within the cell and the switching office of the local wireline telephone system. Such base station equipment includes an antenna and a series of transceivers, power amplifiers and cavity filters. Large cell sites, which generally cover a geographic area of up to five miles in radius, are commonly referred to as "macro cells."

      The ability of cellular system operators to increase system capacity through the use of micro cells is largely dependent on their ability to broadcast multiple signals with acceptable levels of interference and distortion. In cellular systems, the amplifier is generally the greatest source of signal interference and distortion, particularly with multi-carrier high power amplifiers. Consequently, obtaining amplifiers that can transmit and receive multiple signals with low distortion or interference from adjacent signals ("high spectral purity") is critical to a cellular system operator's ability to increase system capacity. Substantial resources and technical expertise are required to design and manufacture multi carrier power amplifiers with high spectral purity. To achieve high spectral purity, multi-carrier amplifier systems must have high interference cancellation properties.

      We believe that the potential opportunities for wireless communication services in countries without reliable or extensive wire line systems may be even greater than in countries with developed telecommunication systems.

Strategy

      Utilizing  our   proprietary,   patented   technology  and  experience  in
interference cancellation, we are focused on developing amplifier products required by telecommunication operators. These amplifier products address the telecommunication operators' wide bandwidth requirements, while maintaining digital signal processing capabilities and higher efficiencies. We developed our W-CDMA 80-Watt amplifier with digital signal processing to meet these requirements, and will continue to develop high-efficiency amplifiers during 2006. We are also looking to broaden our product line by introducing filters, diplexers and repeaters by forming strategic alliances. In addition, we intend to enhance our analog pre distortion technology by introducing digital pre distortion correction techniques.

      The  Company's   business  strategy  focuses  primarily  on  the  wireless
communication market and consists of the following elements:

      Increase Penetration of Wireless Equipment Manufacturers. Since 1991, we have positioned ourselves as a supplier of amplifier products to large wireless telecommunications OEMs. We seek to capitalize on our existing customer relationships and become a more significant source of our customers' amplifiers by working closely with OEM customers to offer innovative solutions to technical requirements and problems. During 2006, we intend to use our W-CDMA amplifier products as a major marketing and sales thrust both in the U.S. and Asian markets.

      Maintain a Technology Edge. We believe that, with our products have been addressing the needs of our customers for products that solve significant technical problems. We believe our interference cancellation technologies are among the most advanced that are commercially available in the industry, both in performance and diversity of methodology. We utilize proprietary and patented pre-distortion technology and proprietary feed-forward interference cancellation technology in our linear power amplifiers and MCLPAs to enable the user to significantly increase the quality and quantity of calls processed by new and existing cellular base stations. We intend to continue to maintain resources in research and development, and continue the development of digital signal processing, digital predistortion techniques, and high efficiency amplifiers.

      Develop Innovative Proprietary Products. To date, we have focused our efforts in the development of amplifier products which are highly innovative, and which are not the standard "commodity" type product. In addition, we believe that we have compiled an extensive design library in the solid-state, high power amplifier industry utilizing our proprietary and patented technology and expertise in interference cancellation. We have developed and intend to continue to develop products that combine basic components in unique and high performance configurations, to command higher prices in the wireless communications market. In addition, we have adapted this expertise for new commercial market applications and have developed products for W-CDMA 3G (third generation) communications.

      Provide Support from Product Design through Installation and Operation. We work with our customers throughout the design process to assist them in refining and developing their amplifier specifications. Once the specifications have been met and the product delivered, we continue to provide technical support to facilitate system integration, start-up and continued operation. By providing customer support services from the product design phase through installation and operation, management believes it fosters increased levels of customer loyalty and satisfaction. In addition, through this process, we believe we will develop new product definitions and implementations to further enhance our strategic position in the wireless market.

      Maintain Control of the Manufacturing Process. We have consistently analyzed in house automated manufacturing versus the use of subcontracted manufacturers in order to control our production schedule. In certain instances, we have made the strategic decision to select single or limited source suppliers in order to obtain lower pricing, receive more timely delivery and maintain quality control.

The Wi-Tron Advantage

      We believe that our products have several features, which differentiate them from those of our competitors, such as:

      The Predistortion Solution. Utilizing its proprietary technology, we can obtain significant distortion reduction in our core amplifiers. This enables the pre-distorted amplifier to have feed-forward correction (which is described below, see "Technology") applied to it to achieve distortion cancellation.

      Distortion and Spurious Cancellation Resulting in Ultra Linear High Power Amplifiers. We believe the use of MCLPA is critical in the implementation of new cellular systems and the upgrade of older analog systems. Cellular systems need to cover large areas with minimum hardware in order to minimize cost per subscriber. Reduction of the distortion and spurious signals from the amplifiers is a key enabling technology. We have developed proprietary interference cancellation technology using multiple methods to achieve high suppression of spurious output and distortion typically associated with higher power amplifiers. Our single channel amplifiers have also been well received in the industry; however, we have experienced more competition in this area. We are seeking to position ourselves to be a viable source in this area. We constantly monitor these situations and will employ sources to explore such opportunities, as financing permits.

      By utilizing our proprietary and patented predistortion technology and our proprietary feed forward technology, the MCLPA amplification capacities of our amplifiers are, in management's belief, among the better products in the industry.

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

      We have several products covered by a patent issued by the United States Patent and Trademark Office, which we believe, gives us a significant advantage over our competitors.

      Multicarrier Designs. Multicarrier amplification, in which all channels are amplified together by a MCLPA, rather than each channel using a separate amplifier, allows for instantaneous electronic channel allocation. Functionally, it combines many single channel power amplifiers, into a single unit, thereby eliminating the single channel power amplifiers and the corresponding tunable cavity filters. MCLPA require significantly higher linearity compared to single channel designs.

      Our high linearity products, incorporating pre-distortion and feed-forward technology, in management's belief, achieve among the lowest distortion in the industry. The MCLPA amplified signal remains within its prescribed band and spectrum with low interference of adjacent channels, thus providing flexibility to accommodate any frequency plan.

      Bi-Directional Tower Top Amplifier. One of the key components in the wireless Internet access system is the bi-directional tower top amplifier. We also have considerable experience in the design, development and deployment of fixed broadband amplifier products. The amplifier has to operate reliably in an outdoor application. Our expertise in this area is an advantage over competitors who are required to purchase their amplifiers from outside sources.

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

      High Quality, Reliability and Customer Support. We believe that the power amplifier in cell sites historically has been the single most common point of equipment failure in wireless telecommunications networks. Increasingly reliable power amplifiers, therefore, will improve the level of service offered by wireless service providers, while reducing their operating costs. In addition, MCLPA eliminate the need for high-maintenance; tunable cavity filters that should further reduce costs.

      We work closely with our customers throughout the design process in refining and developing their amplifier specifications. We use the latest equipment and computer aided design and modeling, solid-state device physics, advanced digital signal processing, and digital control systems, in developing our products. The integration of our design and production is a factor in our ability to provide our customers with high reliability, low distortion and low maintenance amplifiers.

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

      Because cellular operators are allocated a small RF spectrum and certain channels, it is necessary to make efficient use of the spectrum to enable optimum system capacity. By amplifying all channels with minimum distortion at the same time, rather than inefficient use of single channel amplification, one obtains better system capacity. A MCLPA combines the performance capabilities of many single carrier amplifiers into one unit, eliminating the need for numerous single carrier amplifiers and their corresponding tunable cavity filters. These MCLPA require less space than multiple single channel amplifiers and their corresponding tunable cavity filters, which reduce the size and cost of a base station.

      MCLPA create distortion products, which can cause adjacent channel interference. The minimization of these distortion products requires sophisticated technology. This is accomplished through interference cancellation techniques such as "pre distortion" and "feed forward" accompanied by highly advanced control and processing technology. We have developed certain proprietary technology and methods to achieve minimal distortion in our amplifiers, technically called pre distortion and feed- forward correction. We use three distinct technologies (1) linear class A and AB amplifiers, (2) pre distorted class A and AB amplifiers and (3) pre distortion feed-forward amplifiers. Our proprietary leading edge products contain patented pre distortion and proprietary feed-forward technology combined in a proprietary automatic correction technique.

      All amplifiers create distortion when they are run at a high power level. In an ideal case the output of the amplifier would faithfully reproduce the input signal without any distortion. In real life, however, distortion characteristics are produced. These distortion products can cause interference with another caller's channel, which in turn produces poor call quality. By using a simple, patented technology, we recreate the distortion for the amplifier in such a manner to cancel the interference signals.

      Feed-forward cancellation involves taking the distortion created by the amplifier and processing it in such a way that when it is added back into the amplifier having been pre-distorted and combined with the feed forward technology, distortion cancellation occurs. We believe that our patented technology has the most unique and potent technology for distortion cancellation. Furthermore, we have selected linear class AB technology for our base amplifier which we believe also has superior distortion characteristics compared to other competitors because it is easier to pre-distort. Thus the three key ingredients (1) linear class A and AB amplifiers, (2) pre distortion technology and (c) feed-forward technology enable us to produce MCLPA for our major OEM customers.

      Our wireless Internet access products consist of point-to-point and point to multipoint indoor and outdoor units that can be configured to provide broad coverage over a city or region or to create coverage in an indoor space with free roaming access.

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

      Cellular Market. The market for cellular communications still accounts for a fairly large portion of the wireless services. The general downturn in this segment decreased demand for amplifier products during 2004 and 2005.

      Wireless Local Loop. Wireless local loop systems are increasingly being adopted in developing markets to more quickly implement telephone and Data communication services. In certain developing countries, wireless local loop systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wire line telephone systems. The Company designs, manufactures and markets MCLPA and single channel amplifiers for infrastructure equipment systems in the wireless local loop market in the 2 and 3.5 GHz bands.

      Custom Communications and Other Markets. The custom communications market consists of small niche segments within the larger communications market:long-haul radio communications, land mobile communications, surveillance communications, ground-to-air communications, microwave communications, broadband communications and telemetry tracking. The Company sells custom amplifiers and related products to these segments.

Products

      We design and sell multi-carrier transmit amplifiers and low noise receive amplifiers for the cellular communications market, as well as the PCS and wireless local loop segments of the wireless communications industry. We also provide a large number of catalog and custom amplifiers to OEMs and to other customers in the communications market in general. In addition, we also sell a complete line of fixed broadband wireless networking and LAN products for private networks, virtual private networks and Internet access.

      Multicarrier Linear Power Amplifiers (MCLPA). When a cellular or PCS user places a call, the call is processed through a base station, amplified, and then transmitted on to the person receiving the call. Therefore, all base stations require amplifiers (MCLPA) whether they are being used for cellular, PCS or 3G (third generation) local loop applications. We design and manufacture these amplifiers. The objective is to provide a quality product at a good price and to have exemplary reliability. Management believes that our products with patented pre-distortion technology, core linear amplifier technology, and proprietary feed-forward technology, achieve all of the objectives mentioned above. Our
MCLPA are a unique line of ultra linear devices, which utilize a proprietary pre-distortion and phase locked feed forward architecture.

      High Power Linear Amplifiers. Our product line of linear amplifiers have a high third-order intercept point, which translates to better call quality. These high power amplifiers are supplied as modules or plug in enclosures. The communication bands available are NMT-450, AMPS, TACS, ETACS, 3G and PCS. The output power ranges from 1 to 200 Watts. These amplifiers can be used in instances where service providers only need a single transmit channel.

      W-CDMA Amplifier Development. In 2005, we completed the development of a wide band 80W MCLPA with Digital Signal Processing technology.

      Local Loop and Mini Cell Amplifiers. Local loop and mini cell amplifiers are designed with a proprietary circuit to achieve a high IMD specification, which translates to better call quality through the mini cell. These amplifiers can be ordered as modules or in a rack configuration.

      Low Noise Amplifier, Cellular, PCN, PCS, GSM. Our low noise amplifiers are manufactured with a mix of silicon and GaAsFET devices. These amplifiers offer the user the lowest noise and the highest intercept point, while maintaining good efficiency. Received calls at a base station are low in level due to the fact that hand held cellular phones typically operate at half a watt power level. This weak signal has to be amplified clearly which is done by using our low noise amplifier. All amplifiers undergo a 72-hour burn-in period to ensure reliable filed operation.

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

      Our wireless telecommunications amplifiers can be configured as modules separate plug-in amplifier units or integrated subsystems. Our products are integrated into systems by OEM customers, and therefore must be engineered to be compatible with industry standards and with certain customer specifications, such as frequency, power, linearity and built-in test (BIT) for automatic fault diagnostics.

Product Warranty

      We warranty new products against defects in materials and workmanship generally for a period of one (1) year from the date of shipment. To date, we have not experienced a material amount of warranty claims.

Backlog/Future Orders

      We regularly review our backlog (which includes projected future orders from customers) that we expect to ship over the next 12 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, the decline in the telecommunications industry resulted in low activity during most of 2004 and 2005. This uncertainty may lead to postponement or cancellation of future or current orders. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, we have been focusing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

      The Company has backlog of orders worth approximately $1.5m and expects to ship these products during the second half of 2006. In the present state of the telecommunications industry there is a reluctance of companies to commit to large blanket orders. We expect to see this trend, of just in time orders, to continue during 2006. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Customers, Sales & Marketing

      Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company's markets in 2005 and 2004.


                        Net Revenues By Market Categories
                                 (In thousands)
                                                                            Year Ended
                                                                           December 31,
                                                                       --------------------

                                                                       2005            2004
                                                                       ----            ----
Amplifier Markets
-----------------


 Wireless  Telephony . . . . . . . . . . . . . . . . . . . . . . .      471            $656
 Satellite Communications, Custom and other Products . . . . . . .


Ampwave Market
--------------
 Wireless Internet Products. And Broadband solutions . . . . . . .        0              88
                                                                       ----            ----
         Total  .  . . . . . . . . . . . . . . . . . . . . . . . .     $471            $744
                                                                       ====            ====

* Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry decreased from approximately $656,000 in 2004 to $472,000 in 2005.

* Wireless Internet and Broadband solutions. The Company decided not to pursue this business in 2005

* International Sales. Sales of wireless products outside the United States accounted for almost all the sales in 2005

* Sales and Marketing. The Company's officers and sales and marketing consultants maintain significant contact with potential prospects and key customers, ensuring close technical liaison with customer engineers and purchasing managers.

Competition

Amplifier Products

      Our ability to compete successfully and operate profitably depends in part upon the rate of which OEM customers incorporate our products into their systems. We believe that a substantial majority of the present worldwide production of power amplifiers is captive within the manufacturing operations of a small number of wireless telecommunications OEMs and offered for sale as part of their wireless telecommunications systems. Our future success is dependent upon the extent to which these OEMs elect to purchase from outside sources rather than manufacture their own amplification products. There can be no assurance that OEM customers will incorporate our products into their systems or that in general OEM customers will continue to rely, or expand their reliance, on external sources of supply for their power amplification products. Since each OEM product involves a separate proposal by the amplifier supplier, there can be no assurance that our current OEM customers will not rely upon internal production capabilities or a non-captive competitor for future amplifier product needs. Our OEM customers continuously evaluate whether to manufacture their own amplification products or purchase them from outside sources. These OEM customers are large manufacturers of wireless telecommunications equipment who could elect to enter the non-captive market and compete directly with us. Such increased competition could materially adversely affect our business, financial condition and results of operations.

      Certain of our competitors have substantially greater technical, financial, sales and marketing, distribution and other resources, and have greater name recognition and market acceptance of their products and technologies. In addition, certain of these competitors are already established in the wireless amplification market, but we believe we can compete with them effectively. No assurance can be given that our competitors will not develop new technologies or enhancements to existing products or introduce new products that will offer superior price or performance features. To the extent that OEMs increase their reliance on external sources for their power amplification needs more competitors could be attracted to the market.

      We expect our competitors to offer new and existing products at prices necessary to gain or retain market share. We expect to experience significant price competition, which could have a materially adverse effect on gross margins. Certain of our competitors have substantial financial resources, which may enable them to withstand sustained price competition or downturns in the power amplification market. Currently, we compete primarily with non-captive suppliers of power amplification products. We believe that our competition, and ultimately our success, will be based primarily upon service, pricing, reputation and the ability to meet the delivery schedules of our customers. During 2005, we operated under severe cash flow circumstances, which restricted our sales and marketing efforts.

Manufacturing

      We assemble, test, package, and ship products at our manufacturing facilities located in Raritan, New Jersey. This facility includes a separate assembly and test facility for various custom products.

      Our manufacturing process consists of purchasing components, assembling and testing components and subassemblies, integrating the subassemblies into a final product and testing the product. Our amplifiers consist of a variety of subassemblies and components which we designed or specified, including housings, harnesses, cables, packaged RF power transistors, integrated circuits and printed circuit boards. Most of these components are manufactured by others and are shipped to us for final assembly. Each of our products receives extensive in process and final quality inspections and tests.

      Our devices, components and other electrical and mechanical subcomponents are generally purchased from multiple suppliers. We do not have any written agreement with any of our suppliers. We have followed a general policy of multiple sourcing for most of our suppliers in order to assure a continuous flow of such supplies. However, we purchase certain transistors produced by a single manufacturer because of the high quality of its components. We believe it is unlikely that such transistors would become unavailable, however, if that were to occur, there are multiple manufacturers of generally comparable transistors. We believe that the distributors of such transistors maintain adequate inventory levels, which would mitigate any adverse effect on our production in the event unavailability or shortage of such transistors. If for any reason, we could not obtain comparable replacement transistors or could not return its products to operate with the replacement transistors, our business, financial condition and results of operations could be adversely affected.

      We currently utilize discrete circuit technology on printed circuit boards that we design and are provided by suppliers to our specifications. All transistors and other semiconductor devices are purchased in sealed packages ready for assembly and testing. Others also manufacture other components such as resistors, capacitors, connectors or mechanical supported subassemblies. Components are ordered from suppliers under master purchase orders with deliveries timed to meet our production schedules. As a result, we maintain a low inventory of components, which could result in delay in production in the event of delays in such deliveries.

      We purchased automated surface mount machinery to enhance our manufacturing ability for amplifiers as well as wireless internet products, which was installed during the first quarter of 2000. The equipment has provided improved efficiency in production and faster turn around for certain products. We have started to manufacture some of the products for our high speed wireless internet products.

      We manufacture some of our high speed wireless internet products and amplifiers in our New Jersey facility and the rest in offshore facilities, which are ISO 9001 certified.

Research, Engineering and Development

      We research, engineering and development efforts are focused on the design of amplifiers for new protocols, the improvement of existing product performance, cost reductions and improvements in the manufacturability of existing products.

      We have historically devoted a significant portion of its resources to research, engineering and development programs. Our research, engineering and development expenses in fiscal 2005 and 2004 were approximately $552,000 and $256,000, respectively, and represented approximately 117% and 34% respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in our models for 3G W-CDMA.

      During most of 2005, we spent substantial sums to develop our 3G 80W W-CDMA amplifier, of which we have produced four pre-production units that are available for evaluation or sale to customers.

      We use the latest equipment and computer aided design and modeling, solid-state device physics, advanced digital signal processing and digital control systems, in the development of our products in the specialized engineering and research departments.

      We use a CAD environment employing networked workstations to model and test new circuits. This design environment, together with our experience in interference cancellation technology and modular product architecture, allows us to rapidly define, develop and deliver new and enhanced products and subsystems sought by our customers.

      The  markets  in  which  the  Company  and  OEM   customers   compete  are
characterized by rapidly changing technology, evolving industry standards and continuous improvements in products and services.

Patents, Proprietary Technology and Other Intellectual Property

      Our ability to compete successfully and achieve future revenue growth will depend, in part, on our ability to protect proprietary technology and operate without infringing the rights of others. We have a policy of seeking patents, when appropriate, on inventions resulting from its ongoing research and development and manufacturing activities.

      Presently, we have been granted a patent (No. 5,606,286) by the United States Patent and Trademark Office with respect to its Pre-Distortion and Pre-Distortion Linearization technology which, we believe, is more effective in reducing distortion then other currently available technology. There can be no assurance that our patent will not be challenged or circumvented by competitors.

      Notwithstanding our active pursuit of patent protection, we believe that the success of our amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise
than  on  patent  protection.   We  generally  enter  into  confidentiality  and
non-disclosure agreements with its employees and limits access to and distribution of its proprietary technology. We may in the future be notified that it is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us or unresolved notices that we are infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future. Our wireless internet access products are marketed under the trademark Ampwave(TM) .

Governmental Regulations

      Our customers must obtain regulatory approval to operate their base stations. The United States Federal Communications Commission ("FCC") has regulations that impose more stringent RF and microwave emissions standards on the telecommunications industry. There can be no assurance that our customers will comply with such regulations, which could materially adversely affect our business, financial condition and results of operations. We manufacture our products according to specifications provided by our customers, which specifications are given to comply with applicable regulations. We do not believe that costs involved with manufacturing to meet specifications will have a material impact on its operations. There can be no assurances that the adoption of future regulations would not have a material adverse affect on us.

Employees

      As of March 31, 2006, we had a total of 14 employees: 7 in operations, 3 in engineering, 3 in administration, and 1 in international sales. We employ one consultant in sales and marketing. We believe our future performance will depend in large part on our ability to retain highly skilled employees. None of our employees are represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

Environmental Regulations

      We are subject to Federal, state and local governmental regulations relating to the storage, discharge, handling, emissions, generation, manufacture and disposal of toxic or other hazardous substances used to manufacture our products. We believe that we are currently in compliance in all material respects with such regulations. Failure to comply with current or future regulations could result in the imposition of substantial fines, suspension of production, alteration of its manufacturing process, cessation of operations or other actions which could materially and adversely affect our business, financial condition and results of operations.

      In addition to other information in this Annual Report, the following important factors should be carefully considered in evaluating us and our business, because such factors currently have a significant impact on the Company's business, prospects, financial condition and results of operations.

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

We have incurred net losses of $1,318,735 and $768,878 for the years ended December 31, 2005 and 2004, respectively. These losses were due primarily to substantially reduced sales, against which our cost-cutting efforts have yielded minimal results. We are expecting increased sales for amplifier products to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. Reduced demand for our products by our key customer has reduced our sales significantly. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit of $24,947,724 as of December 31, 2005.

We have limited cash available, and may not have sufficient cash to continue our business operations without the additional financing.

To date, we have financed our operations principally through the private placement of shares of common stock. Our current burn rate is approximately $110,000 per month, and we will require substantial additional financing at various intervals for manufacturing, marketing and sales capabilities, our research and development programs, and for operating expenses including intellectual property protection and enforcement. We may seek additional funding from public or private financings, but there is no assurance that such additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain and continue development programs at their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of its development programs or to enter into license or other arrangements with third parties to commercialize products or technologies. Our auditors have included an "uncertainty paragraph" in their audit report on our financial statements regarding our ability to continue as a going concern.

The report from our independent auditors includes an explanatory paragraph regarding the doubt that we can continue as a going concern.

The auditors' report on our financial statements for the year ended December 31, 2005 includes an explanatory paragraph stating that our losses, lack of cash and otherwise limited financial resources raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Our plan to address our ability to continue as a going concern, include: (1) obtaining additional funding from the sale of securities; (2) increasing revenues from the sales of our products; and (3) obtaining loans and grants from various financial and/or governmental institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

We will continue to incur losses and may never achieve profitability.

We will continue to incur losses as we engage in the development of our products. There can be no assurance that we will ever be able to achieve or sustain market acceptance, profitability or positive cash flow. Our ultimate success will depend on many factors, including whether our amplifier products will be successfully marketed and accepted by the marketplace. Even with additional capital, we may not be able to execute our current business plan and fund business operations long enough to achieve positive cash flow. Furthermore, we may be forced to reduce our expenses and cash expenditures to a material extent, which would impair our ability to execute our business plan.

Our success relies upon the growth of wireless telecommunications services.

The demand for our products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers. During 2005 and 2004, a major downturn occurred in the telecommunications market and recovery has been slow, therefore the demand for our products will remain subject to great uncertainty from quarter to quarter.

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

In 2005, one customer accounted for 95% of our sales and 100% of our accounts receivable. In the past few years we have experienced reductions, delays and cancellations in orders from our new and existing customers and we have lost important North American customers. We anticipate that sales of our products to relatively few customers will account for a majority of our 2006 revenues. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

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

Our management owns a significant amount of our outstanding common stock.

Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 42% of our issued and outstanding common stock, not including common stock options they may own. In 2005, control shifted to John Chase Lee, our president and CEO, who loaned us $650,000 in connection with a Note Purchase Agreement. In settlement of these loans, Mr. Lee was issued 130,000 shares of our Series C Convertible Preferred Stock, which is convertible at any time into 13,000,000 shares of common stock. As a result, Mr. Lee holds approximately 33% of our outstanding voting stock on a fully diluted basis. Accordingly, Mr. Lee and other affiliates may be in a position to affect the election of all of our directors and control the company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be costly, difficult, and time consuming for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

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

Our  business  will be  adversely  affected  if we do not keep up with the rapid
technological   change,   evolving   industry   standards   and  changing   user
requirements.

To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used for communications. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or user requirements, our business could be materially adversely affected. Significant issues concerning the commercial use of communication technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of businesses relying on the Internet. Our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us is the need to:

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

International sales represented close to 100% of our net revenues for the years ended December 31, 2005 and 2004. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

Sales of our  products  outside of the United  States  are  denominated  in U.S.
dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive outside the United States. Additional risks inherent in our sales abroad include:

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

Our common stock may be considered "a penny stock."

The SEC has adopted regulations that generally define "penny stock" to be an equity security that has a market price of less than $5.00 per share, subject to specific exemptions. This designation requires any broker or dealer selling these securities to disclose certain information concerning the transaction, obtain a written agreement from the purchaser and determine that the purchaser is reasonably suitable to purchase the securities. These rules may restrict the ability of brokers or dealers to sell our common stock and may affect the ability of investors hereunder to sell their shares. In addition, since our common stock is traded on the OTC Bulletin Board, investors may find it difficult to obtain accurate quotations of the stock and may experience a lack of buyers to purchase such stock or a lack of market makers to support the stock price.

There are risks associated with our stock trading on the OTC Bulletin Board rather than a national exchange.

There are significant consequences associated with our stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

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

In 2005, we designated 500,000 shares of Series C Convertible Preferred Stock and issued 140,000 shares of such stock in settlement of loans. Pursuant to our Certificate of Incorporation, our Board of Directors may designate up to 4,500,000 additional shares of preferred stock in the future with such preferences, limitations and relative rights as they may determine without stockholder approval. The rights of the holders of our common stock will be subject to, and may be adversely affected by, the rights of the holders of any preferred stock outstanding or that may we may issue in the future. The issuance of preferred stock, while providing flexibility in connection with possible acquisitions and other corporate purposes, could have the effect of delaying or preventing a change in control of our company without further action by the stockholders. In addition, we are subject to the anti-takeover provisions of
Section 203 of the Delaware General Corporation Law. Section 203 prohibits us from engaging in a "business combination" with an "interested stockholder" for a period of three years after the date of the transaction in which the persons became an interested stockholder, unless the business combination is approved in a prescribed manner. The application of Section 203 also could have the effect of delaying or preventing a change of control of our company.

Additional authorized shares of common stock and preferred stock available for issuance, and shares of common stock issuable upon exercise or conversion of outstanding options and warrants may adversely affect the market.

We are authorized to issue 100,000,000 shares of our common stock. As of December 31, 2005, there were 23,338,267 shares of our common stock issued and outstanding, which amount does not include:

      o     20,000 warrants exercisable at $1.00 through May 2010
      o     75,000 warrants exercisable at $.96 through March 2007
      o     1,350,000 options exercisable at $.15 through May 31, 2009
      o     50,000 options exercisable at $.20 through March 31, 2006

As of December 31, 2005 we had at least 55,516,733 shares of authorized but unissued common stock available for issuance without further shareholder approval after taking into consideration the following: exercise of the above options and warrants totaling 1,495,000 shares, exercise of options granted to our securities lawyer of 1,000,000 shares, additional private placement shares of 5,550,000 issued in 2006, and conversion of 140,000 preferred shares into 14,000,000 common shares. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market for our securities.

In addition, we have 5,000,000 shares of authorized preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. At December 31, 2005, we had 140,000 shares of Series C Convertible preferred shares outstanding, which were issued in 2005 to John C. Lee and a business associate of Lee in full payment of convertible promissory notes of $650,000. Additional issuances of any of our preferred stock could have an adverse effect on the holders of our common stock.

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

Item 2.  Description of Property.

      The Company leases approximately 11,000 square feet, at 59 LaGrange Street, Raritan, NJ 08869 from Tek Ltd., a company wholly owned by John C. Lee. These premises serve as the Company's executive offices and manufacturing facility. The current lease terminates on December 31, 2007 and provides that the Company pay monthly rent in the amount of $5,500 for 2005, $5,750 for 2006, and $ 6,000 for 2007.

Item 3.  Legal Proceedings.

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

The Company is or was a party to the following matters:

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2005.

2. In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600.

4. In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United States District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further called for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this transaction were valued at the publicly traded market value of $.05 on the date of the settlement, less a discount of 40% for the restriction on sale, with a provision for a loss provided for by the Company during the year ended December 31, 2004. On November 8, 2005, 250,000 shares were issued in connection with this settlement.

Item 4.  Submission of Matters To a Vote of Security Holders

      On August 31, 2005, holders of approximately 51% of the Company's outstanding shares of common stock, adopted, by written consent, resolutions authorizing the Company to (a) effectuate an increase in the authorized shares of common stock from 25,000,000 to 100,000,000, and increase the authorized shares of preferred stock from 1,000,000 to 5,000,000; (b) change our name to Wi-Tron, Inc.; and (c) ratify and approve the Company's 2005 Stock Option Plan.

                                     PART II
                                     -------

Item 5. Market For Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

      The Company's common stock commenced trading on the NASDAQ Small Cap Market on January 22, 1997. The common stock was regularly quoted and traded on the NASDAQ Small Cap Market under the symbol AMPD, through January 13, 2003. The common stock currently trades on the OTC Bulletin Board under the symbol WTRO.OB.

      The following table sets forth the range of high and low closing prices for the Company's common stock for fiscal years 2005 and 2004 and for the period of January 1, 2006 up to March 31, 2006 as reported by the OTCBB. The trading volume of the Company's securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the common stock may be adversely affected.

                  Common Stock
                  ------------
                                                           High             Low

                  January 1 - March 31, 2006               .18              .10

                  2005 Calendar Year
                  ------------------

                  January 1 - March 31                     .04              .02
                  April 1-June 30                          .27              .02
                  July1-September 30                       .30              .18
                  October 1-December 31                    .20              .09

                  2004 Calendar Year
                  ------------------

                  January 1-March 31                       .20              .04
                  April 1-June 30                          .12              .04
                  July 1-September 30                      .09              .05
                  October 1-December 31                    .08              .03

      On March 31, 2006, the closing price of the common stock as reported on OTCBB was $.18 On March 31, 2006 there were 30,113,267 shares of common stock outstanding, held of record by approximately 1,400 record holders (not including 5,816,043 shares held in street name).

Dividends

      We have not declared or paid a cash dividend to stockholders since our incorporation, and have no intention to do so in the future.

Recent Sales of Unregistered Securities

Sales in 2006 and 2005 not previously reported on a Current Report on Form 8-K, or on a Quarterly Report on Form 10-QSB.

      On December 12, 2005, the Company issued a total of 600,000 shares to four accredited investors resident in the United States pursuant to Rule 506 of Regulation D. Pursuant to a Term Sheet dated August 5, 2005, the Company offered Units, each Unit consisting of (a) 100,000 shares of the common stock, and (b) a $50,000 6% promissory note. The Units were sold at a price of $56,000 each for total gross proceeds of $336,000.

      On March 31, 2006, the Company agreed to issue 625,000 shares of common stock to the spouse of John Chase Lee, the Company's president, chief executive officer, and director, for a total purchase price of $50,000. The proceeds were used for operating expenses.

Neither we nor any person acting on our behalf offered or sold the foregoing securities by means of any form of general solicitation or general advertising. All purchasers represented in writing that they acquired the securities for their own accounts. A resale legend has been provided for the stock certificates stating that the securities have not been registered under the Securities Act of 1933 and cannot be resold or otherwise transferred without registration or an exemption (such as that provided by Rule 144).

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Results of Operations - Fiscal Year ended December 31, 2005 compared to Fiscal Year ended December 31, 2004.

Revenues for the fiscal year ended December 31, 2005 decreased by $272,303 from $743,790 to $471,487, or 37% compared to the fiscal year ended December 31, 2004. This was due to build up of inventory and reduced demand during the previous year at our major customer. The decline is largely represented by the decrease in sales to North American customers, which went down to approximately $13,000 in 2005 from approximately $201,000 in 2004, a decrease of approximately $188,000 or 94%.

The majority of the amplifier sales for the year ended December 31, 2005 were obtained from the Wireless Local Loop amplifier products to its European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $626,003 or 133% of sales (including an inventory write-down of $129,906) during the year ended December 31, 2005, compared to 104% during the same period for 2004 as restated. Our fixed overhead costs are relatively high for our current sales volume. Excluding the inventory write-down, the cost of sales for the year ended December 31, 2005 as restated was $496,097 or 105% of sales. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2006.

Selling, general and administrative expenses increased in 2005 by $53,797 to $603,211 from $549,414, as restated in 2004. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 128% in 2005 and 74% in 2004. The principal factors contributing to the increase in selling, general and administrative expenses were related to increases in the costs of consultants and travel expenses connected with the Company's marketing efforts in Asia.

Research, engineering and development expenses were $552,076 representing 117% of net sales in 2005 compared to $256,175 representing 34% of net sales in 2004 an increase of $295,901 or 116%. In 2005 and 2004, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects. The Company used much of the proceeds from private placements to increase its research spending to develop and refine its products.

The Company had other income in 2004 of $4,535. Other income was $NIL in 2005.

The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $73,126 in 2005 and $129,317 in 2004.

Interest expense was $8,092 in 2005 principally related to $300,000 of convertible notes issued in private placements in 2005; whereas, the $1,200 in 2004 related to other convertible notes converted into common stock in 2005.

Actual and estimated litigation settlement costs (see financial statement Note G
- Litigation) have been provided in 2004, to reflect the actual cost of the settlement of the Fogel matter in 2004, for which we provided a charge of $20,460.

There was no stock compensation cost for 2005 or 2004.

As a result of the foregoing, the Company incurred net losses of $1,318,735 or $0.09 per share for the year ended December 31, 2005 compared with net losses of $768,878 or $0.07 per share for the same period in 2004.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the John Lee and private placements. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2005, we had an accumulated deficit of $24,947,724. Potential immediate sources of liquidity are private placements of common stock.

As of December 31, 2005, our current liabilities exceeded our cash and receivables by $1,283,582. Our current ratio was 0.12 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.02 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $108,591 in inventory, of which $58,177 represents component parts. Based on last year's usage, we are carrying 54 days worth of parts inventory. Because of the lead times in our manufacturing process, we replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of December 31, 2005, we had cash in banks of $34,998 compared to $122,234 at December 31, 2004, while overall our cash position declined by $87,236 during 2005. This balance is not sufficient for our operations and we are dependent on private placement funds to cover our working capital needs. Our cash used for operating activities was $1,167,083, excluding the benefit of salary deferrals by officer/stockholders of $62,635. This year we repaid loans of to officers of $8,141.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. Provision for doubtful accounts decreased from $21,260 in 2004 to $NIL in 2005.

Our inventories decreased by $201,042 to $108,591 in 2005 compared to $309,633 in 2004, a decrease of 65% We believe that the reasons for the decreased inventories was largely due to the $129,906 of write-downs of obsolete parts and the fact that vendor relations have not allowed us to stock up on parts in advance because we are on C.O.D. terms with most vendors.

The Company has a lease obligation for its premises requiring minimum monthly payments of approximately $5,750 to $6,000 through 2008.

Although the Company did not convert salaries to officers through the issuance of Common Stock in 2005 or 2004, it may to do so in 2006. To help alleviate the cash flow difficulties, officers agreed to defer an aggregate of $62,635 of salaries.

The Company continues to explore strategic relationships with customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

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

With insufficient cash reserves and reduced revenues, we believe that we will have great difficulty meeting our working capital needs over the next 12 months. The Company is presently dependent on cash flows generated from sales and financing from private placements. Our failure to enter into additional private placements of securities, consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Controls and Procedures

Under the supervision and with the participation of our management, including the former Chief Executive and Principal Accounting officer, we have evaluated the effectiveness of the design and operation of our disclosure controls pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures are not effective in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of my most recent evaluation, although management is working on improvements.

Our management does not expect that our disclosure controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their cost. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud within the Company, if any, will be detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that a breakdown can occur because of a simple error. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control.

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

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first?in, first?out method. As virtually all of our products are made to customer specifications, we do not keep finished goods in stock except for completed customer orders that have not been shipped. Our work-in-progress generally consists of customer orders that are in the process of manufacture but are not yet complete at the period end date. We review all of our components for obsolescence and excess quantities on a periodic basis and make the necessary adjustments to net realizable value as deemed necessary.

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

Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                                  2005            2004
                                            ---------------  --------------
         Net loss                           $   (1,406,279)  $    (923,061)
         Loss per share                     $        (0.09)  $       (0.09)

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

Item 7.  Financial Statements.

      See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8. Changes in and Disagreement With Accountants On Accounting And Financial Disclosure.

      None.

Item 8a:  Controls and Procedures.

(a)   Evaluation of Disclosure Controls and Procedures:

      1. Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

      2. Wi-Tron, Inc. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive and Principal Accounting Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective as of the original filing of the December 31, 2004 Form 10KSB in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

      3. Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate.

            o We had particular difficulty in recording transactions related to stockholders' equity and tracking and recording related charges to operations.

            o We further found that while the controls over initiating and recording routine transactions were adequate, we had inadequate procedures to determine the continued existence of recorded balances in the area of trade accounts payable. The finding of this weakness resulted in the restatement of the Company's annual 2003 and 2004 financial statements to correct for previously recorded liabilities that were no longer due and payable that should have already been written off in those years. We believe that we have corrected this deficiency and will continue to carefully monitor the proper application of this control.

                  o The liabilities written off in some cases represented amounts where the creditor failed to or elected not to pursue collection from the Company in its strained financial circumstances. For example, certain legal and consulting fees incurred were not paid. In other cases, amounts related to erroneously recorded premiums for cancelled employee healthcare benefit and other policies were not paid.

            o We found that our ability to track our inventory quantities and to correctly apply complex pricing calculations to finished goods and work-in-progress is inadequate and resulted in substantial additional adjustments. Furthermore, we discovered that lower of cost or market tests were not adequately applied and we needed to apply substantial downward adjustments to the carrying amounts of pre-production units which carried substantial labor costs, much of which should have been charged to research and development.

            o We are currently unable to produce our financial statements and periodic filings without the assistance of a third-party financial accounting consulting firm who needs to apply substantial adjustments to our records to produce accurate financial statements.

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

      3. We engaged the services of a third-party financial accounting consulting firm to help us produce our financial statements and periodic filings.

      4. There were no changes in Internal Controls put in place during the fourth quarter of the year ended December 31, 2004. That is because the weakness identified related to evaluation of recorded trade accounts payable was not identified until the filing of the Company's 10QSB for the three months ended March 31, 2005, and we determined the appropriate controls necessary to respond to this weakness after carefully completing our investigation of the facts related thereto in conjunction with filing Form 10QSB for the six months ended June 30, 2005. Based on the nature of the weakness we believe the controls put in place will satisfactorily remediate them for the Company going forward.

                                    PART III

Item 9.   Directors,   Executive   Officers,   Promoters  And  Control  Persons;
          Compliance with Section 16(a) of the Exchange Act.

      The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

Name                       Age          Position(s) with the Company
----                       ---          ----------------------------

John Chase Lee*             76          Chief Executive Officer, President, and Director.

Tarlochan Bains*            56          Vice President - Amp Division, and Director

Jessica Hye Lee             44          Chief Financial Officer, Secretary, and Director

Joong Bin Lee               51          Vice President - Korea Division

Devendar S. Bains           55          Chief Technology Officer

Mikio Tajima                72          Director

  *  Member of the Compensation Committee and Audit Committee.

      John Chase Lee is not related to Jessica Hye Lee or Joong Bin Lee. Jessica Hye Lee and Joong Bin Lee are husband and wife. Tarlochan Bains and Devendar S. Bains are brothers.

Background of Executive Officers and Directors

John Chase Lee has served as Chief Executive Officer, President, and a Director since June 2005. From September 2004 to June 2005, he served solely as a director. He has serves as President of Tek, Ltd., a distribution company doing most of its business in South Korea. Mr. Lee has had many and diverse executive positions and business ownership experiences. Mr. Lee has three Masters (M. Div from Princeton Seminary, M.A. from U of Oregon, and MCRP from Rutgers University).

Tarlochan Bains has served as Vice President - Amp Division since June 2005. He has served as a Director since 1995. From September 2004 to June 2005, Mr. Bains served as Chief Executive Officer and Treasurer. From March 2000 to September 2004, he served as Vice President of Operations_. From 1991 through March 2000, he was the Company's Vice President of Sales and Marketing. Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Higher National Diploma in Mechanical Engineering from Hatfield Polytechnic, England and a Masters Degree in Automotive Engineering from Cranfield Institute of Technology, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

Jessica Hye Lee has served as Chief Financial Officer, Secretary, and a Director since June 2005. From September 2004 to June 2005, she served as Secretary and director. Since 1997, Ms. Lee has been managing and operating her own accounting firm in Princeton, NJ, and has assisted with accounting and finance for number of companies in New Jersey. Ms. Lee received a BA from Yonsei University in Seoul, Korea, and an MBA from Rutgers University.

Joong Bin Lee has served as Vice President - Korea Division since June 2005. For the past fourteen years, Mr. Lee had been employed by Lucent Technologies in its Wireless Business Unit in Whippany, New Jersey. Mr Lee is a graduate of Yonsei University, Seoul, Korea. Mr. Lee will head Wi-Tron's penetration of South Korea market for recently developed W-CDMA amplifiers.

Devendar S. Bains has served as Chief Technology Officer since June 2005. Since the Company's inception in 1988, Mr. Bains served as Chairman of the Board, Chief Executive Officer, Treasurer and a Director. He was also President of the Company from inception through September 2001. From 1983 to 1988 Mr. Bains was Group Project Leader of Amplifier division of Microwave Semiconductor Corporation. Previously, Mr. Bains was employed at G.E.C. in Coventry, England. Mr. Bains received a Bachelors Degree in Electronic Engineering from Sheffield University, England, and a Masters Degree in Microwave Communications from the University of Leeds and Sheffield, England. Mr. Bains is the brother of Tarlochan Bains and the husband of Nirmal Bains.

Mikio Tajima has served as a Director since September 2005. Mr. Tajima held several positions with the United Nations, including his last position as Director of Economic Policy and Social Development. He received a degree in Economics and International Relations both in Japan and UC in Berkeley, CA, and a M.A. from Columbia University in International Administration and Organization.

Audit Committee

      We do not have a formal audit committee. The board, in lieu of a formal audit committee, reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The audit committee adopted an audit committee charter in 2002 and intends to adopt a new charter, which conforms to the requirements of the Sarbanes-Oxley Act of 2002.

      The financial expert on the board of directors is Jessica Hye Lee, a certified public accountant with over 20 years of experience.

      The board, in lieu of a formal audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2005.

      For the year ended December 31, 2005, the Company incurred professional fees to its auditors in the amount of $41,092, all of which related to auditing and quarterly review services. No non-audit services have been provided to the Company by its current auditor.

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

      To the Company's knowledge, John Chase Lee and Jessica Hye Lee did not timely file reports under Section 16(a). All required reports have since been filed.

Communications by Shareholders to Directors

      The Company does not have a formal process to handle communications from shareholders to directors.


Item 10.  Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

      The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 2005, 2004 and 2003 for its Chief Executive Officer and Vice President, respectively. Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.


                                                                                               Long-Term
                                                                                              Compensation
                                                                                         Awards           Payouts
                                                                                         ------           -------

                                              Annual Compensation
                                             ---------------------                            Securities
Name and Principal Position               Salary ($)    Bonus ($)   Other Annual  Restricted  Underlying          All
---------------------------               ----------    ---------   ------------     Stock     Options/   LTIP   Other
                                    Year                                             Awards    SARS (#)   Payout  Comp
                                    ----                                             ------    --------   ------  ----
                                                      Compensation
                                                      ------------
John C. Lee                         2005  $ 24,000( )        --
Chief Executive Officer
And Director
Devendar S. Bains,                  2005  $121,000(6)        --      $20,000 (1)
Chief technology officer            2004  $140,250(5)        --      $20,000 (1)
                                    2003  $162,000(2)        --      $20,000 (1)

Tarlochan Bains,                    2005  $ 90,000(7)        --
Vice President                      2004  $100,000(4)        --
and Director                        2003  $100,000(3)        --

(1) Represents payment for health insurance and automobile insurance/lease payments on behalf of such individual but does not include deferred compensation.
(2) Of the salary, $22,293 was paid and $139,707 was accrued but not paid in the year ended December 31, 2003. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains.
(3) Of the salary, $55,719 was paid and $44,281 was accrued but not paid in the year ended December 31, 2003.
(4)   Of the salary, $9,331 was accrued but unpaid at December 31, 2004.
(5) Of the salary, $58,000 was accrued but unpaid at December 31, 2004. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains.
(6) Of the salary, $46,000 was accrued but unpaid at December 31, 2005. Does not include $50,000 paid to Nirmal Bains, the wife of Devendar Bains.
(7)   Of the salary, $10,000 was accrued but unpaid at December 31, 2005.

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

Stock Option Plans and Agreements

      Option Plan - In May 1996, the Directors of the Company adopted and the stockholders of the Company approved the adoption of the Company's 1996 Stock Option Plan (the "1996 Option Plan"). The 1996 Option Plan provided for the issuance of 2,225,000 options. The purpose of the 1996 Option Plan was to enable the Company to encourage key employees and Directors to contribute to the success of the Company by granting such employees and Directors incentive stock options ("ISOs") or non-qualified stock options ("NQOs").

      On October 19, 2005, the Company's stockholders and Directors amended and renewed the 1996 Option Plan, designated the 2005 Stock Option Plan (the "2005 Option Plan"), which provided for the issuance of up to 5,000,000 options. The 2005 Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQOs or a combination thereof, and the number of shares to be subject to such options.

      The 2005 Option Plan provides for the granting of ISOs or NQOs to purchase Common Stock at an exercise price to be determined by the Board of Directors or the Committee not less than the fair market value of the Common Stock on the date the option is granted.

      The total number of shares with respect to which options may be granted under the Option Plan is currently 5,000,000. Options may not be granted to an individual to the extent that in the calendar year in which such options first become exercisable the shares subject to such options have a fair market value on the date of grant in excess of $100,000. No option may be granted under the Option Plan after October 2015 and no option may be outstanding for more than ten years after its grant. Additionally, no option can be granted for more than five (5) years to a stockholder owning 10% or more of the Company's outstanding Common Stock and such options must have an exercise price of not less than 110% of the fair market value on the date of grant.

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

      As of December 31, 2005, 1,400,000 options to purchase Common Stock under the 1996 Option Plan were granted and/or reserved to certain employees, and no options were issued under the 2005 Option Plan. The options are exercisable at between $.15 and $0.20 and expire on at various dates through 2009. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

Other Options

      Pursuant to the terms a former employee's employment agreement employment agreement, the Company issued 300,000 options to purchase common stock exercisable at $1.50 per share. The options were fully vested but expired December 31, 2005.

      On January 13, 2006, the Company issued an option to purchase 1,000,000 shares of common stock at an exercise price of $.20 per share for legal services rendered.


Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

      The following table sets forth, as of March 31, 2006, the beneficial ownership of our common stock (i) by the only persons who are known by us to own beneficially more than 5% of our common stock; (ii) by each director and executive officer; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested warrants and options are fully exercised, and all preferred stock is converted, and is based on 30,113,267 shares of common stock issued and outstanding as of March 31, 2006.


Name and Address of                      Shares of Common         Percentage
Beneficial Owner*                         Stock Owned(1)           Ownership
-----------------                         --------------           ---------

John Chase Lee                               14,380,632(2)           33.5%

Jessica Hye Lee (3)                           1,000,000(3)            3.2%

Tarlochan Bains                                  76,726                <1%

Devendar S. Bains                             3,212,985(4)           10.7%

Joong Bin Lee (5)                                    --                --

Mikio Tajima                                         --                --

Harris Freedman                               2,509,525(6)            8.3%
1241 Gulf of Mexico Dr.
Longboat Key, FL 34228

Jerome Belson                                 2,240,000               6.8%
495 Broadway
New York, NY

GRQ Consultants, Inc.                         1,700,000(7)            5.6%
595 S. Federal Highway
Boca Raton, FL 33432

James Davidson                                1,525,000               5.1%
321 South Saint Asaph St
Alexandria, VA 22314

All Officers and Directors                   18,670,343              41.7%
as a Group (6 persons)

* Unless otherwise indicated, the address of all persons listed in this section is c/o Wi-Tron, Inc., 59 LaGrange Street, Raritan, NJ 08869

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Percentages are based on the total number of shares outstanding at March 31, 2006, plus the total number of shares underlying outstanding options, warrants and preferred stock held by each person that are exercisable or convertible within 60 days of such date. Shares issuable upon exercise of outstanding options and warrants, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Represents (a) 200,000 shares of common stock held directly by Mr. Lee, (b) 109,400 shares of common stock held jointly with Mr. Lee's spouse, (c) 625,000 shares of common stock held by Mr. Lee's spouse, of which Mr. Lee disclaims beneficial ownership, (d) 646,232 shares of common stock held by Axxon Corporation, a company wholly owned by Mr. Lee, and (e) 128,000 shares of Series C Convertible Preferred Stock, which is convertible into 12,800,000 shares of common stock at any time. John Chase Lee is not related to either Jessica Hye Lee or Joong Bin Lee.

(3) Represents (a) 200,000 shares of common stock, and (b) 8,000 shares of Series C Convertible Preferred Stock, which is convertible into 800,000 shares of common stock at any time. Jessica Hye Lee is the wife of Joong Bin Lee, and is not related to John Chase Lee.

(4) Includes (a) options to purchase 1,000,000 shares of common stock held by Mr. Bains, and (b) options to purchase 50,000 shares of common stock within 60 days, and 28,173 shares of common stock held by Mr. Bains' spouse.

(5) Joong Bin Lee is the husband of Jessica Hye Lee.

(6) Represents (a) 1,373,901 shares held by Bridge Ventures, Inc., of which Mr. Freedman is an officer, (b) 927,124 shares held by Annelies Freedman IRA, Mr. Freedman's spouse, and of which Mr. Freedman disclaims beneficial ownership, (c) 86,600 shares held by Harris Freedman, IRA, (c) 69.900 shares held by SMACS Holding Corp., of which Mr. Freedman is an officer, and (d) 52,000 shares held by Mr. Freedman individually.

(7) Represents shares of common stock held by GRQ Consultants, Inc. 401K Plan, of which Mr. Honig is sole trustee.

Item 12.  Certain Relationships and Related Transactions.

      Devendar S. Bains, the former Chief Executive Officer agreed to defer $46,000 (2005) and $58,000 (2004) of salaries to help the Company with its cash flow. The current the Vice President of Operations also agreed to defer $10,000 of salaries. In 2004, Devendar S. Bains loaned the Company an additional $37,991 and was repaid $4,500. As of December 31, 2005, the Company owed $345,842 to the Devendar S. Bains for loans ($97,501) and accrued salaries ($248,341) and owed other officers an aggregate of $77,358 for accrued salaries. The total due to all officers combined at December 31, 2005 was $416,200.

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

Item 13.  Exhibits.

(a)(1) Financial Statements.

      The following financial statements are included in Part II, Item 7:


                                                                   Page
                                                                   ----
Report of Independent Certified Public Accountants                 F-2

Financial Statements

         Balance Sheets                                            F-3 to F-4

         Statements of Operations                                  F-5

         Statement of Stockholders' Deficiency                     F-6

         Statements of Cash Flows                                  F-7  to F8

         Notes to Financial Statements                             F-9 to F-25

(a) (2) Exhibits

 1.1(1)    Form of Underwriting Agreement
 1.2(1)    Form of Selected Dealer Agreement
 1.3(1)    Form of Agreement Among Underwriters
 3.1(1)    Certificate of Incorporation of the Company
 3.2(1)    Certificate of Merger (Delaware)
 3.3(1)    Certificate of Merger (New Jersey)
 3.4(1)    Agreement and Plan of Merger
 3.5(1)    By-Laws of the Company
 3.6(2)    Certificate of Designation of Series A Preferred Stock
 3.7(3)    Certificate of Amendment to the Certificate of Incorporation
 4.1(1)    Specimen Certificate for shares of Common Stock
 4.2(1)    Specimen Certificate for Warrants
 4.3(1)    Form of Underwriter's Purchase Option
 4.4(1)    Form of Warrant Agreement
10.1(1)    1996 Incentive Stock Option Plan
10.2(1)    Employment Agreement between the Company and Devendar S. Bains
10.3(1)    Employment Agreement between the Company and Tarlochan Bains
10.4(1)    Employment Agreement between the Company and Nirmal Bains
10.5       Intentionally  Omitted
10.6       Intentionally  Omitted
10.7(1)    Agreement between the Company and Electronic Marketing Associates, Inc.
10.8(1)    Agreement between the Company and Link Microtek Limited.
10.9(1)    Agreement between the Company and ENS Engineering.
10.10(4)   Settlement Agreement between John Chase Lee and the Company
10.11      2005 Stock Option Plan
14         Code of Ethics
31.1       Certification of Chairman and Chief Executive Officer Pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
31.2       Certification of Chief Accounting Officer Pursuant to Section 302 of
           the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
32.1       Written Statement of Chairman and Chief Executive Officer Pursuant to
           Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2       Written Statement of Chief Accounting Officer Pursuant to Section 906
           of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).


(1) Incorporated by Reference to the Company's Registration Statement on Form SB-2, No. 333-11015.
(2) Incorporated by Reference to the Company's Current Report on Form 8-K filed on August 3, 1999.
(3) Incorporated by Reference to the Company's Current Report on Form 8-K filed on November 9, 2005.
(4) Incorporated by Reference to the Company's Current Report on Form 8-K filed on July 21, 2005.

                      WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)

                          INDEX TO FINANCIAL STATEMENTS


                                                                 Page
                                                                 ----

Report of Independent Certified Public Accountants               F-2

Financial Statements

         Balance Sheets                                          F-3 to F-4

         Statements of Operations                                F-5

         Statement of Stockholders' Deficiency                   F-6

         Statements of Cash Flows                                F-7 to F-8

         Notes to Financial Statements                           F-9 to F-25



                                      -F1-

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)

We have audited the accompanying balance sheet of Wi-Tron, Inc. (f/k/a Amplidyne, Inc.) as of December 31, 2005 and 2004, and the related statements of operations, stockholders' deficiency, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wi-Tron, Inc., as of December 31, 2005 and 2004, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

March 28, 2006                                                          KBL, LLP
Forest Hills, New York


                                      -F2-

                      WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                                 BALANCE SHEETS
                                December 31, 2005


ASSETS - PLEDGED
                                                                                      2005                2004
                                                                                   ---------           ---------
CURRENT ASSETS

         Cash and cash equivalents                                                 $  34,998           $ 122,234
         Accounts receivable, net of allowance for doubtful accounts of
           $702 and  $NIL in 2005 and 2004, respectively                              21,926              15,597
         Inventories                                                                 108,591             309,633
         Prepaid expenses and other                                                    1,208                  --
                                                                                   ---------           ---------
                  Total current assets                                               166,723             447,464
                                                                                   ---------           ---------

PROPERTY AND EQUIPMENT - AT COST

         Machinery and equipment                                                     587,276             565,629
         Furniture and fixtures                                                       43,750              43,750
         Autos and trucks                                                                 --              66,183
         Leasehold improvements                                                        8,141               8,141
                                                                                   ---------           ---------
                                                                                     639,167             683,703
         Less accumulated depreciation and amortization                             (621,306)           (681,956)
                                                                                   ---------           ---------
                                                                                      17,861               1,747
                                                                                   ---------           ---------
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                         5,500                  --
                                                                                   ---------           ---------
TOTAL ASSETS                                                                       $ 190,084           $ 449,211
                                                                                   =========           =========



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                                      -F3-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                                 BALANCE SHEETS
                                December 31, 2005

LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)                                                          2005             2004
                                                                                                ------------     ------------
CURRENT LIABILITIES

      Secured note payable -- Phoenix -- payment default                                        $     20,000     $     40,000
      Convertible notes payable pursuant to Lee financing agreement                                       --          406,000
      Notes payable to business associates of Lee                                                         --          100,000
      Accounts payable                                                                               280,293          321,063
      Other convertible notes payable                                                                     --           22,173
      Notes payable issued in connection with private placement of common stock,
         including accrued interest of $7,015 - payment default effective March 1, 2006              307,015               --
      Accrued expenses and other current liabilities (including delinquent federal payroll
         taxes, penalties and interest aggregating $90,752 (2005) and $81,353 (2004)                 214,998          199,198
      Accrued settlement of litigation                                                                95,000           95,000
      Advances from customers                                                                             --           22,008
      Loans payable - officers                                                                       423,200          368,706
                                                                                                ------------     ------------

              TOTAL CURRENT LIABILITIES REPRESENTING TOTAL
                      LIABILITIES                                                                  1,340,506        1,574,148
                                                                                                ------------     ------------

STOCKHOLDERS' (DEFICIENCY)

      Convertible Preferred stock, Series C - authorized  5,000,000 shares of $.0001 par value; 140,000 shares issued and outstanding at December 31,
                       2005, with a liquidation preference of $2 per share ($280,000)                     14               --

      Common stock - authorized, 100,000,000 shares of $.0001 par value;
              shares 23,338,267 and 10,668,267 shares issued/issuable
                       and outstanding at December 31, 2005 and 2004, respectively                     2,334            1,067

      Additional paid-in capital                                                                  23,794,954       22,502,985

      Accumulated deficit                                                                        (24,947,724)     (23,628,989)
                                                                                                ------------     ------------
                                                                                                  (1,150,422)      (1,124,937)
                                                                                                ------------     ------------
                                                                                                $    190,084     $    449,211
                                                                                                ============     ============



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                                      -F4-

                      WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                            STATEMENTS OF OPERATIONS
                          Year ended December 31, 2005


                                                                            2005           2004
                                                                       ------------    ------------
Net sales                                                              $    471,487    $    743,790

Cost of goods sold  (including write-down of raw materials
         inventory of  $129,906 in 2005 and $129,906 in 2004)               626,003         770,157
                                                                       ------------    ------------
                  Gross loss                                               (154,516)        (26,367)
                                                                       ------------    ------------
Operating expenses

         Selling, general and administrative                                603,211         549,414
         Research, engineering and development                              552,076         256,175
                                                                       ------------    ------------
                                                                          1,155,287         805,589
                                                                       ------------    ------------
                  Operating loss                                         (1,309,803)       (831,956)

Nonoperating income (expenses)

         Interest income and other income                                        --           4,535
         Loss incurred on rescission  of prior year
                  agreements with Phoenix to invest in the Company               --         (40,780)
         Interest expense                                                    (8,092)         (1,200)
         Federal tax penalties and interest                                 (51,738)        (11,684)
         Litigation settlement costs                                             --         (20,460)
         Gain on sale of property & equipment                                    --           4,000
         Loan conversion costs                                              (21,627)             --
         Sale of New Jersey tax benefits                                     73,126         129,317
                                                                       ------------    ------------
                  Loss before income taxes                               (1,318,134)       (768,228)

Provision for income taxes                                                      601             650
                                                                       ------------    ------------
                  NET LOSS                                             $ (1,318,735)   $   (768,878)
                                                                       ============    ============
Net loss per share - basic and diluted                                 $      (0.09)   $      (0.07)
                                                                       ============    ============
Weighted average number of shares outstanding                            15,195,746      10,376,500
                                                                       ============    ============




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                                      -F5-

                     WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                     Years Ended December 31, 2005 and 2004

                                                                      Series C Convertible
                                                                         Preferred Stock            Common Stock
                                                                     ------------------------  -----------------------
                                                                       Shares      Par Value     Shares     Par Value
                                                                       ------      ---------     ------     ---------

BALANCE AT DECEMBER 31, 2003  (restated)                                     --   $       --   10,418,267   $    1,042

Net loss for the year ended December 31, 2004 (restated)
Litigation settlement to be paid through  issuable common stock                                   250,000           25
                                                                     ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2004  (restated)                                     --           --   10,668,267        1,067

Net loss for the year ended December 31, 2005
Issuance of convertible preferred stock in satisfaction of certain
          loans from John C. Lee and Jessica Lee                        140,000           14
Notes payable converted into common stock                                                         370,000           37
Private placement of common stock, net of costs of $56,000                                     12,050,000        1,205
Private placements costs to be paid with issuable common stock                                    200,000           20
Services rendered by third party to be paid with common stock                                      50,000            5
                                                                     ----------   ----------   ----------   ----------

BALANCE AT DECEMBER 31, 2005                                            140,000   $       14   23,338,267   $    2,334
                                                                     ==========   ==========   ==========   ==========

----------------------------------------------------------------------------------------------------------------------

                                                                      Additional
                                                                        Paid-In       Accumulated
                                                                        Capital         Deficit               Total
                                                                        -------         -------               -----

BALANCE AT DECEMBER 31, 2003  (restated)                             $ 22,494,850    $(22,860,111)        $   (364,219)

Net loss for the year ended December 31, 2004  (restated)                                (768,878)            (768,878)
Litigation settlement to be paid through common stock                       8,135                                8,160
                                                                     ------------    ------------         ------------

BALANCE AT DECEMBER 31, 2004 (restated)                                22,502,985     (23,628,989)          (1,124,937)

Net loss for the year ended December 31, 2005                                          (1,318,735)          (1,318,735)
Issuance of convertible preferred stock in satisfaction of certain
          loans from John C. Lee and Jessica Lee                          699,986              --              700,000
Notes payable converted into common stock                                  44,363                               44,400
Private placements of common stock, net of costs of $56,000               515,795                              517,000
Private placement costs to be paid with common stock                       25,980                               26,000
Services rendered by third party to be paid with common stock               5,845                                5,850
                                                                     ------------    ------------         ------------

BALANCE AT DECEMBER 31, 2005                                         $ 23,794,954    $(24,947,724)        $ (1,150,422)
                                                                     ============    ============         ============


        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                                      -F6-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                            STATEMENTS OF CASH FLOWS
                          Year ended December 31, 2005

                                                                                                             2005           2004
                                                                                                         -----------    -----------
Cash flows from operating activities:
Net Loss                                                                                                 $(1,318,735)   $  (768,878)
                                                                                                         -----------    -----------
Adjustments to reconcile net loss to net cash used in operating activities
                  Provision for doubtful accounts receivable                                                      --         21,260
                  Gain on sale of property & equipment                                                            --         (4,000)
                  Salary deferrals added to officer loans                                                     62,635         74,217
                  Issuance of secured promissory note in connection with loss
                      incurred on  rescission of agreements with Phoenix to invest in the Company                 --         40,000
                  Provision for inventory write-down                                                         129,906        101,039
                  Depreciation and amortization                                                                5,537         35,329
                  Provision for litigation settlements                                                            --         20,460
                  Litigation settlements paid in cash                                                             --        (42,000)
                  Interest accrued added to private placement and convertible promissory notes                 7,015          1,200
                  Loan conversion costs                                                                       21,627             --
                  (Payment) return of security deposits                                                       (5,500)        35,625
                  Payment of legal fees by Lee on behalf of the Company                                           --         12,000
                  Consultant paid through the issuance of common stock                                         5,850             --
                  Changes in assets and liabilities
                           Accounts receivable                                                                (6,329)        54,626
                           Inventories                                                                        71,136         (2,963)
                           Prepaid expenses and other assets                                                  (1,212)        12,307
                           Accounts payable and accrued expense                                              (54,370)        97,367
                           Advances from customer                                                            (22,008)       (37,992)
                                                                                                         -----------    -----------
                                    Total adjustments                                                        214,287        418,475
                                                                                                         -----------    -----------
                   Net cash used in operating activities                                                  (1,104,448)      (350,403)
                                                                                                         -----------    -----------
Cash flows from investing activities:
         Proceeds from sale of property and equipment                                                             --          4,000
         Purchase of property and equipment                                                                  (21,647)            --
                                                                                                         -----------    -----------
                  Net cash (used in) provided by investing activities                                        (21,647)         4,000
                                                                                                         -----------    -----------
Cash flows from financing activities:
         (Decrease) Increase in overdraft                                                                         --        (17,855)
         Payment of secured promissory note to Phoenix                                                       (20,000)            --
         Proceeds from convertible notes pursuant to Lee financing                                           194,000             --
         Proceeds from notes payable in connection with private placement of common stock                    300,000             --
         Proceeds from the sale of common stock via private placements                                       573,000             --
         Proceeds of stock purchase and financing agreements by Phoenix, deal subsequently
                  rescinded; repaid by Lee on behalf of the Company                                               --        100,000
         Proceeds from convertible notes received directly in cash pursuant to Lee financing                      --        243,000
         Proceeds of temporary additional advance from Lee                                                        --          6,000
         Proceeds from notes payable to business associates of Lee                                                --        100,000
         (Payment of) proceeds from loans from officers                                                       (8,141)        37,492
                                                                                                         -----------    -----------
                  Net cash provided by financing activities                                                1,038,859        468,637
                                                                                                         -----------    -----------

                                                                           Continued on next page



        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                                      -F7-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                            STATEMENTS OF CASH FLOWS
                          Year ended December 31, 2005


Continued from previous page

NET (DECREASE) INCREASE IN CASH                                                                            $ (87,236)     $ 122,234

Cash and cash equivalents at beginning year                                                                  122,234             --
                                                                                                           ---------      ---------
Cash and cash equivalents at end year                                                                      $  34,998      $ 122,234
                                                                                                           =========      =========
Supplemental disclosures of cash flow information:

         Cash paid for: Interest                                                                           $      --      $      --
                        Income taxes                                                                             601            650

Noncash financing activities:

         Book value of other convertible notes payable converted                                           $  22,773      $      --
         Loan conversion cost reflected in operations for this debt                                           21,627             --
                                                                                                           ---------      ---------
                                                                                                           $  44,400      $      --
                                                                                                           =========      =========

         Fair value of notes converted credited to stockholders' deficiency
                  Common Stock                                                                             $      37      $      --
                  Additional paid-in-capital                                                                  44,363             --
                                                                                                           ---------      ---------
                                                                                                           $  44,400      $      --
                                                                                                           =========      =========

         Convertible notes issued by Company pursuant to Lee financing agreement                           $      --        500,000
         Less: Proceeds received directly in cash by Company                                                      --        343,000
                                                                                                           ---------      ---------
                  Payment of Company obligations by lender in connection with
                           financing agreement in exchange for convertible notes                           $      --      $ 157,000
                                                                                                           =========      =========




        THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS
                                      -F8-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.) (the Company) has historically operated in one segment, which is the design, manufacture and selling of ultra linear power amplifiers and related subsystems to the worldwide wireless, local loop and satellite uplink telecommunications market.

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $1,318,735 and $768,878 in 2005 and 2004, respectively.

With remaining cash of only $34,998 and reduced revenues, management believes that the Company will continue to have some difficulty meeting its working capital obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and private placements of debt or equity. If we don't substantially improve our deteriorated revenues or if we are unable to raise additional capital through private placements, there will be serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

      - Maintaining a reduced cost structure through a more streamlined operation by using automated


                                      -F9-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      machinery to produce components for our products;

      - Deferral of payments of officers' salaries, as needed;

      - Selling remaining net operating losses applicable to the State of New Jersey, pursuant to a special government high-technology incentive program in order to provide working capital, if possible;

      - Reducing overhead costs and general expenditures.

      - Merging with another company to provide adequate working capital and jointly develop innovative products.


NOTE B - SUMMARY OF ACCOUNTING POLICIES

      A summary of the significant accounting policies consistently applied in the preparation of the accompanying financial statements follows.

1. REVENUE RECOGNITION

      Revenue is recognized upon shipment of products to customers because our shipping terms are F.O.B. shipping point. There are generally no rights of return, customer acceptance protocols, installation or any other post-shipment obligations. All of our products are custom built to customer specifications. We provide an industry standard one-year limited warranty under which the customer may return the defective product for repair or replacement. There is no maintenance or support revenue.

      Returns received under warranty are not material relative to sales, nor are the costs to repair. All sales are final, except for warranty repair/replacement and there is no price protection. In addition, the only company post-shipment obligation is for warranty repair and replacement. Finally, we do not install product or provide services for a fee.

2. INVENTORIES

      Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As virtually all of our products are made to customer specifications, we do not keep finished goods in stock except for completed customer orders that have not been shipped. Our work-in-progress generally consists of customer orders that are in the process of manufacture but are not yet complete at the period end date. We review all of our components for obsolescence and excess quantities on a periodic basis and make the necessary adjustments to net realizable value as deemed necessary. At December 31, 2005 and 2004, inventories consisted of the following:


                                      -F10-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

                                                2005         2004
                                              --------     --------
     Component parts                          $ 58,177     $230,812
     Work-in-progress                           36,431       76,568
     Finished Goods                             13,983        2,253
                                              --------     --------
                                              $108,591     $309,633
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

4. VALUATION OF LONG-LIVED ASSETS

         The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2005.

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

         Additionally, the Company assumes certain insurance risks by self insuring and its statutorily required workers compensation coverage lapsed due to non payment of the premiums. The Company has no reserves to cover self insurance losses.


                                      -F11-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

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

      During 2005, one customer accounted for approximately 88% of net sales and 99% of net accounts receivable at December 31, 2005. Export sales in 2005 accounted for substantially all net sales and were primarily to Europe.

      During 2004, one customer accounted for approximately 95% of net sales and 100% of net accounts receivable at December 31, 2004. Export sales in 2004 accounted for approximately all net sales and were primarily to Europe.

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

8. STOCK-BASED EMPLOYEE COMPENSATION

      Stock-based employee compensation is accounted for under the intrinsic value based method as prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations as clarified by Financial Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation. Included in these notes to the financial statements are the pro forma disclosures required by Statement of Financial Accounting Standards No. 123 (SFAS No. 123), Accounting for Stock-Based Compensation. Effective 2006, FAS 123R supersedes APB 25 (see impact of Recent Accounting Pronouncements below).


                                      -F12-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                           2005                  2004
                                     ----------------       ---------------
                                                              As Restated
     Net loss                        $    (1,406,279)       $     (923,061)
     Loss per share                  $         (0.09)       $        (0.09)

9. CASH AND CASH EQUIVALENTS

      The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

10. ADVERTISING EXPENSES

      The Company expenses advertising costs as incurred. Advertising expenses were $500 and $6,649 for the years ended December 31, 2005 and 2004, respectively.

11. RESTATEMENT OF PRIOR AND CURRENT YEAR'S FINANCIAL STATEMENTS

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

12. LOSS PER SHARE

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


                                      -F13-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

13. SEGMENT INFORMATION

      The Company has not pursued its wireless Internet connectivity business since 2003 and is essentially currently operating in one segment.

14. FAIR VALUE OF FINANCIAL INSTRUMENTS

      Cash and cash equivalents,  accounts  receivable,  accounts  payable,  and
accrued  expenses   reported  in  the  consolidated   balance  sheets  equal  or
approximate fair value due to their short maturities.

15. IMPACT OF RECENT ACCOUNTING PRONOUNCEMENTS

      In May 2005, the Financial Accounting Standards Board ("FASB") issued Statement No. 154, "Accounting Changes and Corrections - A Replacement of APB No. 29 and FASB No. 3." The statement changes the requirements for the accounting for and reporting of a change in accounting principles. This Statement applies to all voluntary changes in accounting principles. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions those provisions should be followed.

      Opinion 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. This Statement requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

      The Statement is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. Early adoption is permitted for accounting changes and corrections of errors made in fiscal years beginning after the date this Statement is issued.


                                      -F14-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      In December 2004, the FASB issued a revision of FASB Statement No. 123, "Accounting for Stock-Based Compensation". This Statement supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees", and its related implementation guidance. This statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods and services. It also addresses transactions in which an entity incurs liabilities in exchange for goods and services that are based on the fair value of the entity's equity investments or that may be settled by the issuance of those equity instruments. This statement focuses primarily on accounting transactions in which an entity obtains employee services in share-based payment transactions. This statement requires all share based payments to employees including grants of employee stock options, to be recognized in the financial statements. The proforma disclosures previously permitted will no longer be an alternative to financial statement recognition. For public entities that file as small business issuers, this statement is effective as of the beginning of the first interim period or annual reporting period that begins after December 31, 2005. We will adopt this new standard effective for the first quarter of 2006. Future compensation expense may be impacted by various factors including the number of options granted and their related fair value at the date of grant.

      In December, 2004, the FASB issued Statement No. 153 "Exchange of Nonmonetary Assets - an amendment to APB Opinion No. 29". The guidance in APB No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This statement amends Opinion 29 to eliminate the exception for the nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of this statement are effective for nonmonetary exchanges Occurring in fiscal periods beginning after June 15, 2005. Management does not believe the adoption of this statement will have any material effect on the Company.

      In November, 2004, the FASB issued Statement No. 151, "Inventory Costs - an amendment of ARB No. 43, Chapter 4". This statement amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing", to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB 43, Chapter 4, previously stated that "under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges." This statement requires that those items be recognized as current-period charges regardless of whether they meet the criterion of "so abnormal." In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. This statement is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. Management does not believe the adoption of this statement will have any material effect on the Company.


                                     -F15-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

NOTE C - STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At December 31, 2005, the following 95,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010

      (3)   75,000 exercisable at $.96 through March 2007

      At December 31, 2005, the Company had employee stock options outstanding to acquire 1,400,000 shares of common stock at exercise prices of $.15 to $0.20 per share.

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

      The Company did not make the required $40,000 payment due on March 31, 2005 under the Phoenix rescission agreement, and the Company remains currently delinquent. However, the Company did make a payment of $10,000 during the quarter ended June 30, 2005, a payment of $5,000 during the quarter ended September 30, 2005 and a payment of $5,000 during the quarter ended December 31, 2005. As yet, no action has been taken by Phoenix concerning this default.

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


                                     -F16-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

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

3.    Private Placements of Common Stock and Debt

      In June 2005 the Board of Directors consented to the following:

      - Authorized and created 500,000 Series C Convertible Preferred Stock with a par value of $.0001 with each share convertible into 100 shares of common stock;

      - Amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000 shares, $.0001 par value and preferred stock to 5,000,000 shares, $.0001 par value;

      - Authorize the conversion of $650,000 of the Lee notes into 130,000 shares of Series C Convertible Preferred Stock (converted on August 11,
      2005);

      - Renew and amend the Stock Option Plan extending the plan for an additional ten (10) years and increasing the number of shares from 2,250,000 to 5,000,000;

      - Issue to Jessica Lee 10,000 shares of Series C Convertible Preferred Stock convertible into 1,000,000 shares of common stock in satisfaction of $50,000 due to her (converted on August 11, 2005);

      - Issue 185,000 shares to each of the holders of the convertible promissory notes (an aggregate of 370,000 shares) with a balance of $22,773 at June 30, 2005 at a price of $.06 per share reduced from the $.10 per share as set forth in the promissory notes (these shares were issued on July 26, 2005);


                                      -F17-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      - Issue 200,000 shares of common stock and 200,000 cashless warrants exercisable at $.30 per share to its lawyer for services rendered (these shares have not been issued);

      - Issue an aggregate of 7,000,000 shares of common stock to certain selected individuals and entities via Private Placements (issued July 21, 2005) with piggy-back registration rights and;

      - Settlement of the liability for unpaid officer compensation through the issuance of common stock warrants and the establishment of new employment agreements (See Note F).

      In June 2005, the Company completed two private placements of common stock aggregating 7,000,000 shares and $270,000 in cash proceeds.

      In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $336,000 in cash proceeds as of December 31, 2005. The offering was represented by 6 units at $56,000 each. Each unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. A total of 600,000 shares were issued in this offering for a total of $36,000. The notes, aggregating $300,000, are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. The Company has sent letters to the investors requesting a 90 day extension on the notes until June 1, 2006. To date, the Company has not heard back from the investors.

      In November 2005, the Company commenced a private placement of 10,000,000 shares of common stock to accredited investors at $.06 per share pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated there under. The Company received gross proceeds of $267,000 in November and December 2005 for 4,450,000 issuable shares. The Company's officers and directors directed the sale and received no commissions or other remuneration. The shares in connection with this offering were issued in January 2006.


                                     -F18-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

NOTE D - STOCK OPTION PLANS

      An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. By majority consent of the shareholders in August 2005, the maximum number of shares set aside for this plan was increased to 5,000,000 and the plan was extended for an additional 10 year period. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 1,400,000 options remained outstanding at December 31, 2005.

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

      Under the fair value method, the Company's net loss and loss per share would have been as follows:

                                             2005                  2004
                                       -----------------       --------------
                                                                As restated
     Net loss                          $     (1,406,279)       $     (923,061)
     Loss per share                    $          (0.09)       $        (0.09)

      Stock option activity during 2005 and 2004, is summarized below:

                                                      Shares of common     Weighted average
                                                     stock attributable   exercise price of
                                                        to options             options
                                                        ----------             -------
Unexercised at December 31, 2003                         2,221,000              1.595
     Expired at December 31, 2004 (as restated)           (501,000)             1.413
                                                        ----------
Unexercised at  December 31, 2004 (as restated)          1,720,000              0.398
     Expired at December 31, 2005                         (320,000)             1.474
                                                        ----------
Unexercised at December 31, 2005                         1,400,000              0.152
                                                        ==========


                                      -F19-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 2005:

                                   Options Outstanding                           Options Exercisable
                   ----------------------------------------------------    --------------------------------
                                         Weighted
                        Number            average          Weighted            Number           Weighted
                    outstanding at       remaining          average         exercisable at       average
 Exercise Prices       period end     contractual life   exercise price      period end      exercise price
 ---------------   ---------------    ----------------   --------------    ---------------   --------------
     $ 0.150           1,350,000       3.4 years (1)        $ 0.150           1,350,000         $ 0.150
       0.200              50,000       0.25 years             0.200              50,000           0.200
                     -----------                                            -----------
                       1,400,000                                              1,400,000
                     -----------                                            -----------

(1) Expiration date extended from May 1, 2000 to May 31, 2004 and was re-priced on April 9, 2003 from $4.00 to $.15 per share and was extended again to May 31, 2009 at $.15 per share.

NOTE E - INCOME TAXES

      Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2005, the Federal net operating loss carryforwards are approximately $16,269,000. The net operating loss carryforwards expire at various dates through 2024, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $5,600,000 and $5,200,000 has been provided on the deferred tax asset at December 31, 2005 and 2004, respectively.

      The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2005 and 2004, the Company received $73,126 and $129,317, respectively, from the sale of such net operating losses. The Company expects to sell additional New Jersey net operating losses in 2006, although there can be no assurance a suitable transaction will be consummated. As a result of these transactions, the New Jersey net operating loss carryforwards are limited to the current year loss of approximately $1,300,000 at December 31, 2005.

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

      The Company's tax provision for 2005 and 2004 is principally due to the impact of state income and minimum taxes.


                                      -F20-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

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

                 Year ending December 31
                           2006                               $     69,000
                           2007                                     72,000
                           2008                                     30,000
                                                              ------------
                                                              $    171,000
                                                              ============

      Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $73,417 (of which $38,500 was in connection with the lease with Tek) and $71,672 for the years ended December 31, 2005 and 2004, respectively.

2. 401(K) PLAN

      During 1996, the Company established a defined contribution plan, the Wi-Tron, Inc. 401(k) Plan. The Company makes no contributions. All employees with greater than six months' service with the Company were eligible to participate in the plan. The plan is administered by a third party.

3. DELAWARE CORPORATE STANDING

      The Company is delinquent in the filing of Delaware franchise tax reports and, accordingly, the corporation is not in good legal standing in the State of Delaware.

4. FEDERAL TAX LIENS

      On January 18, 2005, the Internal Revenue Service filed a federal tax lien with the County Clerk of Somerset County, New Jersey, in the amount of $35,663. Since that date, the Company continued to be delinquent on additional tax periods and paid off some back periods. Consequently, more liens were filed by the government while several were released. These liens attach to all property currently owned by the Company as well as all property it may acquire in the future, until the liens are satisfied. The Company is negotiating payment terms with the government, the agreement of which is expected to forestall any enforcement action. Although enforcement action (such as seizure of assets) is not presently anticipated, the government retains the right to take such action. Furthermore, even if satisfactory payment terms are agreed to, the lien will remain until the related liabilities are fully satisfied.


                                      -F21-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

5. NOTES PAYABLE CONVERTIBLE INTO COMMON STOCK AT HOLDERS' OPTION

      In March 2003, two investors, each of which already own approximately 4% of the Company's outstanding common stock, loaned the Company $20,000. The terms of each loan provide for 6% interest and were due in March 2005 with accrued interest. By their terms, the loans provide for accelerated payment under certain conditions, and conversion prior to maturity into the Company's common stock at the holders option at the rate of $.10 per share. At December 31, 2005, all loans were converted.

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

NOTE G - OFFICER LOANS

1. Loans payable - officers and officer compensation

      On June 27, 2005, the Board of Directors resolved to enter into settlement agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries as follows:

      Devendar S. Bains - in settlement of the liability for accrued and unpaid salaries, the Company shall (a) issue a three-year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant"), and
(b) enter into a three-year employment agreement at $80,000 per year. The Company will also provide an option, in lieu of the Warrant and the employment agreement, for the payment of $250,000 in cash and a consulting agreement at approximately $65 per hour, to be exercised within 90 days upon successful completion of a contemplated private offering of the Company's securities raising gross proceeds of $2,500,000 (the "Option"). Devendar S. Bains owns 1,050,000 stock options that have been extended until May 2008, and are otherwise not affected by this settlement.


                                      -F22-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      Tarlochan S. Bains - in settlement of the liability for accrued and unpaid salaries, the Company shall (a) issue a three-year warrant for the purchase of 1,000,000 shares of common stock exercisable at $.20 per share (b) enter into a three-year employment agreement at $80,000 per year, and (c) issue 500,000 employee stock options pursuant to the Plan, of which 166,667 will vest per year for three years and be exercisable at $.20 per share.

      Neither the Warrants or Options described above have as yet been issued, nor have the Employment Agreements been executed and signed. As the terms of the agreement are presently under re-negotiation and the warrants have not been issued, all debts owing to these parties at the time of the agreement and for any subsequent salary accruals remain on the Company's books as unpaid, and no effect has been given to the proposed issuance of the warrants.

      As of December 31, 2005, the Company owes $345,842 to the former Chief Executive Officer, Devendar S. Bains for loans and unpaid salaries. During the twelve months ended December 31, 2005, Devendar S. Bains deferred salaries of $50,135, while other officers deferred $12,500 of salaries during this period. During the twelve months ended December 31, 2005, the Company repaid $8,141 of loans to officers.

2. PURCHASES FROM RELATED PARTY

      A former member of the Company's Board of Directors is President and CEO of a vendor that the Company's used to make purchases from. During 2004, the Company made purchases of approximately $14,000, respectively, from this vendor. In 2005, the vendor commenced an action to recover funds owed to it by the Company. The dispute was settled with substantially full payment of the balance due.

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

1. A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2005.

2. In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600.


                                      -F23-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

3. In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United states District court in Tampa, Florida. The settlement provides for the following obligations by the Company to Mr. Fogel:
(1) payment of $12,000 by July 14, 2004; (2) issuance of 250,000 shares of restricted common stock by July 14, 2004 and; (3) the shipment of specified items of inventory valued at approximately $22,000. The agreement further called for the issuance of common stock of one share for each $1 of inventory not delivered in lieu of the inventory in the event the company cannot deliver. Since non-delivery of the specified items is definite, the financial statements provide for the issuance of 22,000 additional shares. All shares in connection with this transaction were valued at the publicly traded market value of $.05 on the date of the settlement, less a discount of 40% for the restriction on sale, with a provision for a loss provided for by the Company during the year ended December 31, 2004. On November 8, 2005, 250,000 shares were issued in connection with this settlement.

NOTE I - SUBSEQUENT EVENTS

1. PRIVATE OFFERINGS

      In connection with the November 2005 private placement offering of 10,000 shares of common stock pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder, the following transactions were completed in 2006:

      On January 18, 2006, the Company issued 4,450,000 shares of common stock through a private offering to accredited investors at $.06 per share pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Company raised $267,000 in 2005, but the shares were not issued until 2006. The Company's officers and directors directed the sale and received no commissions or other remuneration.

      On March 10, 2006, the Company issued 5,550,000 shares of common stock through a private offering to accredited investors at $.06 per share pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Company raised $333,000 in 2006. As of that date, the Company has 28,638,267 shares of common stock issued and outstanding. The Company's officers and directors directed the sale and received no commissions or other remuneration.

2. OTHER

      In January 2006, the Company issued to the securities lawyer for services, non-qualified options to purchase 1,000,000 shares at $.20 per share.

      In January 2006, John Lee and Jessica Lee each converted 2,000 shares of their preferred stock into 200,000 shares of common stock (aggregate of 400,000 shares)


                                      -F24-

                      Wi-Tron, Inc. (f/k/a Amplidyne, Inc.)
                          Notes to Financial Statements
                           December 31, 2005 and 2004

      On February 8, 2006, the Company issued 50,000 shares of common stock to Eric Popkoff for consulting services pursuant to an agreement with Undiscovered Equities Research Corporation ("UERC") dated September 23, 2005. UERC will prepare and publish a single edition of its newsletter about the Company in order to expand awareness about the Company to the financial industry. The agreement further provides for the payment of $4,000 in cash compensation and a lockup on the sale of restricted shares by over 5% shareholders for a period of 45 days from the date of publication of the newsletter.

      In March 2006, the Company's lawyer was issued 200,000 shares of common stock which were granted in 2005 in connection with the private placements of securities and accounted for in the Statement of Stockholders' Equity as of December 31, 2005.

      In March 2006, the Company's lawyer drafted an amendment to its certificate of designation for the preferred shares whereby the liquidation preference will be corrected to be $2 per preferred share rather than the incorrect $750,000 per share in the original certificate. The holders of the preferred shares have agreed verbally that they will allow this change to be made. This amendment has not as yet been filed.

      On March 31, 2006, the Company agreed to issue 625,000 shares of common stock to the spouse of John Chase Lee, the Company's president, chief executive officer, and director, for a total purchase price of $50,000. The proceeds were used for operating expenses.


                                     -F25-

Item 14:

Audit fees

Aggregate fees bills by the Company's principal accountant were $41,092 in 2005 and $34,678 in 2004.

Audit-Related Fees

There were no audit related fees in 2005.

Audit Committee Policies and Procedures for Pre-Approval of Services

The board in lieu of a formal audit committee is in the process of formulating procedures for pre-approval of all audit, review and attest services and non-audit services.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           WI-TRON, INC.


                                           By:/s/  John C. Lee
                                              -------------------------------
                                              Name: John C. Lee
                                              Title: Chief Executive Officer,
                                                     and Director

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


Signature                                   Title                                     Date
---------                                   -----                                     ----

/s/ John C. Lee                     Chief Executive Officer                     April 4, 2006
----------------------------
John C. Lee

/s/ Tarlochan S. Bains              Vice President and Director                 April 4, 2006
----------------------------
Tarlochan S. Bains

/s/ Hye Joung (Jessica) Lee        Chief Financial Officer and Director         April 4, 2006
----------------------------
Hye Joung (Jessica) Lee

/s/ Mikio Tajima                   Director                                     April 4, 2006
----------------------------
Mikio Tajima