Form 10QSB
period 2006-03-31
Wi-Tron, Inc.
filed 2006-05-22
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006.


[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________


                         Commission File Number 0-21931

                                  WI-TRON, INC.
                                  -------------
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

                                 Yes |X| No |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 19, 2006 was 31,913,267.

Transitional Small Business Format (check one); Yes |_| No |X|

                                  WI-TRON, INC.
                                   FORM 10-QSB
                        THREE MONTHS ENDED MARCH 31, 2006


                                TABLE OF CONTENTS


PART I - FINANCIAL INFORMATION

Item 1                  Financial Statements (Unaudited):

               Balance Sheets......................................1-2

               Statements of Operations..............................3

               Statements of Cash Flows..............................4

               Statement of Changes in Stockholders' Deficiency......5

               Notes to Financial Statements......................6-10

Item 2         Management's Discussion and Analysis of Financial
               Condition and Results of Operations...............11-14

Item 3.        Controls and Procedures..............................15


PART II - OTHER INFORMATION

Item 1.  Legal Proceedings..........................................16

Item 2.  Change in Securities.......................................16

Signatures..........................................................17

Certifications...................................................18-19

Exhibits.........................................................20-21


The following unaudited condensed financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and note disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to those rules and regulations, although the company believes that the disclosures made are adequate to make the information not misleading.

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company's latest shareholders' annual report (Form 10-KSB).

                                          PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  WI-TRON, INC.
                                 BALANCE SHEETS


                                                                            March 31       December 31
ASSETS (Pledged)                                                              2006             2005
                                                                          ------------    ------------

CURRENT ASSETS
         Cash and cash equivalents                                        $     32,006    $     34,998
         Accounts receivable, net of allowance for doubtful accounts of
           $1,000 and  $702 in 2006 and 2005, respectively                      13,284          21,926
         Inventories                                                           104,548         108,591
         Prepaid expenses and other                                                 --           1,208
                                                                          ------------    ------------

                  Total current assets                                         149,838         166,723
                                                                          ------------    ------------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                               587,276         587,276
         Furniture and fixtures                                                 43,750          43,750
         Leasehold improvements                                                  8,141           8,141
                                                                          ------------    ------------
                                                                               639,167         639,167
         Less accumulated depreciation and amortization                       (622,389)       (621,306)
                                                                          ------------    ------------
                                                                                16,778          17,861
                                                                          ------------    ------------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                   5,500           5,500
                                                                          ------------    ------------

                                                                          $    172,116    $    190,084
                                                                          ============    ============

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                                 BALANCE SHEETS

                                                                                                          (Reclassified for
                                                                                                           comparability to
                                                                                                           current period)
                                                                                           March 31          December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                      2006               2005
                                                                                        ---------------    ---------------
CURRENT LIABILITIES
         Secured note payable in connection with Phoenix investor
                  rescinded agreement - payment in default                                       20,000             20,000
         Accounts payable                                                                       268,659            280,293
         Notes payable issued in connection with private placement of common stock, including accrued interest of $11,515
                   (2006) and $7,015 (2005)                                                     311,515            307,015
         Accrued expenses and other current liabilities (including
                  delinquent federal payroll taxes, penalties and interest
                           aggregating $101,676  at March 31, 2006 and
                                     $90,752 at December 31, 2005                               247,133            309,998
         Loans payable - officers                                                               408,900            423,200
                                                                                        ---------------    ---------------
                             Total current liabilities representing total liabilities         1,256,207          1,340,506
                                                                                        ---------------    ---------------

STOCKHOLDERS' (DEFICIENCY)
         Convertible Preferred  stock,  Series C authorized  5,000,000 shares of
                   $.0001 par  value;  136,000  and  140,000  shares  issued and outstanding at March 31, 2006 and
                  December 31, 2005, respectively, with a liquidation
                   preference of $2 per share ($272,000)                                             14                 14
         Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 31,413,267 and 23,338,267 shares issued
                  and outstanding at March 31, 2006  and December 31,
                   2005, respectively                                                             3,141              2,334
         Additional paid-in capital                                                          24,404,636         23,794,954
         Subscriptions receivable - preferred stock                                            (225,000)                --
         Accumulated deficit                                                                (25,266,882)       (24,947,724)
                                                                                        ---------------    ---------------

(1,084,091) (1,150,422)
                                                                                        ---------------    ---------------

                                                                                        $       172,116    $       190,084
                                                                                        ===============    ===============


Note: The balance sheet at December 31, 2005 has been derived from the restated audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.


    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                            STATEMENTS OF OPERATIONS
                           Three Months Ended March 31

                                                       Three Months Ended
                                                            March 31
                                                       2006             2005
                                                   ------------    ------------
Net sales                                          $     40,156    $    142,593
Cost of goods sold                                       65,522         103,408
                                                   ------------    ------------

                  Gross profit (loss)                   (25,366)         39,185
                                                   ------------    ------------

Operating expenses
         Selling, general and administrative            190,444          99,252
         Research, engineering and development           88,811         101,873
                                                   ------------    ------------

                  Operating loss                       (304,621)       (161,940)
                                                   ------------    ------------

Nonoperating income (expenses)
         Other income                                     3,292           3,563
         Interest expense                                (4,500)           (300)
         Federal tax penalties and interest             (12,827)         (3,000)
                                                   ------------    ------------

                  Loss before income taxes             (318,656)       (161,677)

Provision for income taxes                                  500             614
                                                   ------------    ------------

                  NET LOSS                         $   (319,156)   $   (162,291)
                                                   ============    ============

Net loss per share - basic and diluted             $      (0.01)   $      (0.02)
                                                   ============    ============

Weighted average number of shares outstanding        25,071,878      10,376,500
                                                   ============    ============


    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                            STATEMENTS OF CASH FLOWS
                           Three Months Ended March 31

                                                                               Three Months Ended
                                                                                    March 31
                                                                               2006         2005
                                                                             ---------    ---------
Cash flows from operating activities:
Net Loss                                                                     $(319,156)   $(162,291)
                                                                             ---------    ---------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                  1,082        1,747
                  Amortization of share based compensation                       2,489           --
                  (Decrease) increase in allowance for doubtful accounts           298       (4,000)
                  Interest accrued on convertible promissory note                               300
                  Interest accrued on notes payable issued in connection
                           with private placement of common stock                4,500           --
                  Salary deferred, added to officer loans                           --        3,942
                  Changes in assets and liabilities
                           Accounts receivable                                   8,344      (23,436)
                           Inventories                                           4,043      (27,468)
                           Prepaid expenses and other assets                     1,208
                           Customer advances                                        --       10,741
                           Accounts payable and accrued expenses               (74,500)      32,201
                                                                             ---------    ---------
                                    Total adjustments                          (52,536)     (27,455)
                                                                             ---------    ---------
                   Net cash (used) for operating activities                   (371,692)    (189,746)
                                                                             ---------    ---------

Cash flows from investing activities:
                  Net cash provided by investing activities                         --           --
                                                                             ---------    ---------

Cash flows from financing activities:
         Officer loans                                                         (14,300)      (2,200)
         Advances pursuant to financing agreement                                   --       92,000
         Proceeds from sale of common stock                                    383,000           --
                                                                             ---------    ---------
                  Net cash provided by financing activities                    368,700       89,800
                                                                             ---------    ---------

                  DECREASE IN CASH                                              (2,992)     (99,946)

Cash at beginning of period                                                     34,998      122,234
                                                                             ---------    ---------

Cash at end of period                                                        $  32,006    $  22,288
                                                                             =========    =========

Supplemental disclosures of cash flow information:
         Cash paid for: Interest                                             $      --    $      --
                        Income taxes                                         $     500    $     614

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                        Three Months Ended March 31, 2006


                                                                Series C Convertible
                                                                   Preferred Stock                 Common Stock
                                                            ----------------------------   ---------------------------
                                                               Shares        Par Value        Shares       Par Value
                                                            ------------    ------------   ------------   ------------
BALANCE AT DECEMBER 31, 2005                                     140,000    $         14     23,338,267   $      2,334

Private placements of common stock                                                            7,675,000            767
Conversion of preferred stock into common stock                   (4,000)            NIL        400,000             40
Offering costs paid through the issuance of stock options
Amortization of share based compensation
Net loss for March 31 March 31, 2006
                                                            ------------    ------------   ------------   ------------

BALANCE AT MARCH 31, 2006                                        136,000    $         14     31,413,267   $      3,141
                                                            ============    ============   ============   ============

--------------------------------------------------------------------------------------------------------------------------------

                                                                      Additional
                                                              Paid-In       Accumulated    Subscriptions
                                                              Capital         Deficit       Receivable        Total
                                                            ------------    ------------   -------------   -------------

BALANCE AT DECEMBER 31, 2005                                $ 23,794,954    $(24,947,724)  $          --   $  (1,150,422)

Private placements of common stock                               544,424                        (225,000)        320,191
Conversion of preferred stock into common stock                      (40)
Offering costs paid through the issuance of stock options         62,809                                          62,809
Amortization of share based compensation                           2,489                                           2,489
Net loss for March 31 March 31, 2006                                            (319,158)                       (319,158)
                                                            ------------    ------------   -------------   -------------

BALANCE AT MARCH 31, 2006                                     24,404,636    $(25,266,882)  $    (225,000)  $  (1,084,091)
                                                            ============    ============   =============   =============

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


NOTE A - ADJUSTMENTS

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2006 and 2005 (b) the financial position at March 31, 2006 (c) the statements of cash flows for the three month period ended March 31, 2006 and 2005 , and (d) the changes in stockholders' deficiency for the three month period ended March 31, 2006 have been made. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 6, 2006.

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $319,156 for the three months ended March 31, 2006, has limited cash reserves even though its working capital improved by $67,414 to a deficiency of $(1,106,369) since the beginning of the fiscal year. Current liabilities still exceed cash and receivables by $1,210,917 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and costs have been cut through substantial reductions in labor and operations.

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

                                  WI-TRON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE C - STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At March 31, 2006, the following 95,000 warrants, remained outstanding:

      (1)   20,000  exercisable at $1.00 through May 2010
      (2)   75,000 exercisable at $.96 through March 2007

      At March 31, 2006, the Company had employee stock options outstanding to acquire 1,400,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2.    Private Placements of Common Stock and Debt

      In connection with the August 10, 2005 private placement of common stock and notes there remains an unsecured note payable balance of $300,000, which were due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. the Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006.

3. Series C Convertible Preferred Stock

      As of March 31, 2006, there were 136,000 shares of Series C Convertible Preferred Stock outstanding, 128,000 of which are owned by John Lee, the Chief Executive Officer. Each share of the preferred stock is convertible into 100 shares of common stock. Accordingly, the outstanding preferred shares, in the aggregate, are convertible into 13,600,000 shares of common stock.

4. Other Issuances of Common Stock and Related Matters

      In January 2006, the Company issued to the securities lawyer non-qualified 10 year options to purchase 1,000,000 shares at $.20 per share for services rendered in connection with successful private placements. The options were value at $62,809 and were charged against the proceeds of private placements during the quarter ended March 31, 2006.

      In January 2006, John Lee and Jessica Lee each converted 2,000 shares of their preferred stock into 200,000 shares of common stock (aggregate of 400,000 shares).

      On February 8, 20306, the Company issued 50,000 shares of common stock to Eric Popkoff for consulting services pursuant to an agreement with Undiscovered Equities Research Corporation ("UERC") dated September 23, 2005 ($5,850 was charged to operations in 2005).

      In March 2006, the Company's lawyer was issued 200,000 shares of common stock which were granted in 2005 in connection with the private placements of securities and accounted for in the Statement of Stockholders' Equity as of December 31, 2005 ($26,000 was recorded as offering costs reducing stockholders' equity in 2005).

      In March 2006, the Company's lawyer drafted an amendment to its certificate of designation for the preferred shares whereby the liquidation preference will be corrected to be $2 per preferred share rather than the incorrect $750,000 per share in the original certificate. The holders of the preferred shares have agreed to this change to be made and the amendment was filed on May 19, 2006.

                                  WI-TRON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

      On March 30, 2006, a subscription agreement was entered into with an individual who is a public/investor relations consultant whereby the Company agreed to sell 1,500,000 shares of common stock for gross proceeds of $225,000. In May, this individual made an additional investment of $110,000 (see Note J).


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


NOTE F - LIQUIDITY

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $319,156 and $162,291 for the three months ended March 31, 2006 and 2005, respectively.

      With little remaining cash and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and private placements of common stock to meet our obligations. Our failure to consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

                                  WI-TRON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006


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


NOTE G - OFFICER LOANS

      As of March 31, 2006, the Company owes $345,842 to the Chief Technology Officer (formerly the Chief Executive Officer) for loans and unpaid salaries. The Company also owes other officers an aggregate of $63,058. These balance are non-interest bearing, unsecured, and have no fixed maturity dates.

                                  WI-TRON, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 MARCH 31, 2006

NOTE H - SEGMENT INFORMATION

      The Company has not pursued its wireless Internet connectivity business since 2003 and is essentially currently operating in one segment.


NOTE I - COMMITMENTS

1.    Premises leases
      In July 2004, Tek, Ltd. ("Tek") a company wholly owned by John Lee, entered into a contract with the existing landlord of the operating premises to purchase the building. In connection therewith, Tek negotiated a return of the security deposit and accumulated interest thereon to the Company in the aggregate amount of $40,160. The Company was leasing the premises on a month to month basis and paying rent on a semi-monthly basis. On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commences on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease.

 The Company is obligated for minimum annual rental payments as follows:

                   Year ending December 31
                   2006                        $    51,750
                   2007                             72,000
                   2008                             30,000
                                               -----------
                                               $   153,750
                                               ===========

      Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $17,250 and $29,431 for the three months ended ended March 31, 2006 and 2005, respectively.

2. Phoenix Opportunity Fund II, L.P.
      On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), to make certain investments in the Company. Due to a dispute among the Parties with respect to the terms of the loan transaction, the Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at March 31, 2006 was $20,000. In May 2006, the Company responded to a demand by Phoenix and paid $10,000 leaving a balance of $10,000 due as of the date of this filing. As yet, no action has been taken by Phoenix concerning this default.


NOTE J - SUBSEQUENT EVENTS

      On May 4, 2006, a subscription agreement was entered into with an individual who is a public/investor relations consultant (the same individual discussed in Note C.4) whereby the Company agreed to sell 500,000 shares of common stock for gross proceeds of $110,000.

      In April 2006, the Company paid the balance of its payroll tax liability incurred during the first quarter of 2006 as follows: Federal $49,106; New Jersey State $13,710.

                                  WI-TRON, INC.
                                 MARCH 31, 2006

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Results of Operations - The Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005.

Revenues for the three months ended March 31, 2006 decreased by $102,437 from $142,593 to $40,156, or 72% compared to the three months ended March 31, 2005. Coupled with the increased production costs, the first quarter losses significantly increased compared with the first quarter of last year.

The majority of the amplifier sales for the three months ended March 31, 2006 were obtained from the sale of the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $65,522 or 163% of sales compared to 73% during the same period for 2005. The decline in gross margin was principally due to insufficient sales volume. The Company is continuing to assess ways to achieve cost reduction for its products and sales volume increases to improve gross margins in 2006.

Selling, general and administrative expenses (excluding stock based compensation) increased in 2006 by $91,192 to $190,444 from $99,252, in 2005. Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses (excluding stock based compensation) were 474% in 2006 and 70% in 2005. Most of the SG&A expenses are fixed and management has cut costs about as low as operations can sustain. The actual dollar increase in SG&A from the previous year was $91,192 or 92%. The principal factors contributing to the increase in selling, general and administrative expenses were related to regulatory compliance costs.

Research, engineering and development expenses were 221% of net sales for the three months ended March 31, 2006 compared to 71% in 2005. In 2006 and 2005, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had no appreciable interest income in 2006 and 2005 because our excess cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

                                  WI-TRON, INC.
                                 MARCH 31, 2006

As a result of the foregoing, the Company incurred net losses of $319,156 or $0.01 per share for the three months ended March 31, 2006 compared with net losses of $162,291 or $0.02 per share for the same period in 2005.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from private placements. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of March 31, 2006, we had an accumulated deficit of $25,266,882. Potential immediate sources of liquidity continued to be private placements of common stock.

As of March 31, 2006, our current liabilities exceeded our cash and receivables by $1,210,917. Our current ratio was 0.12 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.01 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $104,548 in inventory, of which $42,484 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of March 31, 2006, we had cash of $32,006 compared to $34,998 at December 31, 2005. Overall our cash and cash equivalents decreased $2,992 during 2006. Our cash used for operating activities was $371,692. We received the proceeds from private placements of equity securities of $383,000 during the quarter ended March 31, 2006.

The allowance for doubtful accounts on trade receivables was $1,000 at March 31, 2006. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $4,043 to $104,548 in 2006 compared to $108,591 at December 31, 2005, a decrease of 4%.

Although the Company did not convert salaries to officers through the issuance of Common Stock since 2002, but it may do so in 2006.

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

                                  WI-TRON, INC.
                                 MARCH 31, 2006

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

                                  WI-TRON, INC.
                                 MARCH 31, 2006


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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $2,489 of stock-based compensation for the three months ended March 31, 2006.

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

                                  WI-TRON, INC.
                                 MARCH 31, 2006

Item 3. CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures:

      1. Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

      2. WI-TRON, INC. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective both as of March 31, 2006 and the date of this filing, in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

      3. Our  controls  relating to  disclosure  and related  assertions  in the
      financial  statements,   particularly  in  the  area  of  non-routine  and
      non-systematic transactions were not adequate.

      / We had particular difficulty in recording transactions related to stockholders' equity and tracking and recording related charges to operations.

      / We found that our ability to track our inventory quantities and to correctly apply complex pricing calculations to finished goods and work-in-progress is inadequate and resulted in substantial additional adjustments. Furthermore, we discovered that lower of cost or market tests were not adequately applied.

      / Although we produced our financial statements and Form 10-QSB without outside assistance for the current quarter, we believe that for subsequent quarters of the current year we may need to engage the assitance of a third party financial accounting consulting firm as our transactions, particularly in the area of stockholders' equity, become more complex.

(b) Changes in Internal Controls Over Financial Reporting:

      1. We have instituted addtional monitoring procedures by the Chief Financial Officer, but otherwise have made no substantive changes to our internal controls.

                                  WI-TRON, INC.
                                 MARCH 31, 2006

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.


ITEM 2. CHANGE IN SECURITIES

During the first quarter ended March 31, 2006, the Company issued securities as follows.

      In January 2006, the Company issued to the securities lawyer for services non qualified options to purchase 1,000,000 shares at $.20 per share.

      In January 2006, John Lee and Jessica Lee each converted 2,000 shares of their preferred stock into 200,000 shares of common stock (aggregate of 400,000 shares).

      On February 8, 2006, the Company issued 50,000 shares of common stock to Eric Popkoff for consulting services pursuant to an agreement with Undiscovered Equities Research Corporation ("UERC") dated September 23, 2005 ($5,850 was charged to operations in 2005).

      In March 2006, the Company's lawyer was issued 200,000 shares of common stock which were granted in 2005 in connection with the private placements of securities and accounted for in the Statement of Stockholders' Equity as of December 31, 2005 ($26,000 was recorded as offering costs reducing stockholders' equity in 2005).

      In March 2006, the Company's lawyer drafted an amendment to its certificate of designation for the preferred shares whereby the liquidation preference will be corrected to be $2 per preferred share rather than the incorrect $750,000 per share in the original certificate. The holders of the preferred shares have agreed to this change to be made and the amendment was filed on May 19, 2006.

      On March 30, 2006, a subscription agreement was entered into with an individual who is a public/investor relations consultant whereby the Company agreed to sell 1,500,000 shares of common stock for gross proceeds of $225,000.

      Subsequent to March 31, 2006, the Company also issued the following securities:

      On May 4, 2006, a subscription agreement was entered into with an individual who is a public/investor relations consultant (the same individual discussed in Note C.4) whereby the Company agreed to sell 500,000 shares of common stock for gross proceeds of $110,000.

                                   SIGNATURES


      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     WI-TRON, INC.


Dated:  May 19, 2006                 By:    /s/ John C. Lee
                                            ----------------
                                     Name:  John C. Lee
                                     Title: Chief Executive Officer and Director

Dated:  May 19, 2006                 By:    /s/ Jessica Lee
                                            ----------------
                                     Name:  Jessica Lee
                                     Title: Chief Financial Officer and Director