Form 10QSB
period 2006-06-30
Wi-Tron, Inc.
filed 2006-08-14
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB


|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2006.


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

      The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 11, 2006 was 33,611,047.

      Transitional Small Business Format (check one); Yes |_| No |X|

                                  WI-TRON, INC.
                                   FORM 10-QSB
                         SIX MONTHS ENDED June 30, 2006

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1.                      Financial Statements (Unaudited):

                    Balance Sheets...........................................1-2

                    Statements of Operations...................................3

                    Statement of Cash Flows....................................4

                    Statement of Changes in Stockholders' Deficiency...........5

                    Notes to Financial Statements...........................6-12

Item 2.             Management's Discussion and Analysis of Financial
                    Condition and Results of Operations....................13-19

Item 3.             Controls and Procedures...................................19

Item 6.             Exhibits..................................................20


PART II - OTHER INFORMATION

Item 1.      Legal Proceedings................................................21

Item 2.      Change in Securities.............................................21

Signatures....................................................................22

Certifications

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                  WI-TRON, INC.
                                 BALANCE SHEETS

 ASSETS - Pledged                                                                             Reclassified for
                                                                                              comparability to
                                                                             (Unaudited)       current period
                                                                               June 30           December 31
                                                                                2006                 2005
                                                                          ----------------    ----------------
CURRENT ASSETS
         Cash                                                             $         38,836    $         34,998
         Accounts receivable, net of allowance for doubtful accounts of
           $1,000 and  $702 in 2006 and 2005, respectively                          86,589              21,926
         Inventories                                                                89,501             108,591
         Prepaid expenses and other                                                 14,577               1,208
                                                                          ----------------    ----------------

                                                   Total current assets            229,503             166,723
                                                                          ----------------    ----------------

PROPERTY AND EQUIPMENT - AT COST
         Machinery and equipment                                                   587,276             587,276
         Furniture and fixtures                                                     43,750              43,750
         Leasehold improvements                                                      8,141               8,141
                                                                          ----------------    ----------------
                                                                                   639,167             639,167
         Less accumulated depreciation and amortization                           (623,472)           (621,306)
                                                                          ----------------    ----------------
                                                                                    15,695              17,861
                                                                          ----------------    ----------------

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                                       5,500               5,500
                                                                          ----------------    ----------------
                                                           TOTAL ASSETS   $        250,698    $        190,084
                                                                          ================    ================

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                                 BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY                                                       Reclassified for
                                                                                               comparability to
                                                                             (Unaudited)        current period
                                                                               June 30            December 31
                                                                                 2006                 2005
                                                                           ----------------    ----------------
CURRENT LIABILITIES
         Secured note payable in connection with Phoenix investor
                  rescinded agreement - payment in default                 $         10,000    $         20,000
         Accounts payable                                                           226,997             280,293
         Notes payable issued in connection with private placement of
                  common stock, including accrued interest of $16,015               316,015             307,015
                  (2006) and $7,015 (2005)
         Accrued expenses and other current liabilities                             166,737             219,246
         Delinquent payroll taxes, penalties & interest -- Note I                    53,635              90,752
         Loans payable - officers                                                   402,900             423,200
                                                                           ----------------    ----------------

                Total current liabilities, representing total liabilities         1,176,284           1,340,506
                                                                           ----------------    ----------------

STOCKHOLDERS' DEFICIENCY

         Convertible Preferred stock, Series C authorized 5,000,000 shares of $.0001 par value; 136,000 and 140,000 shares
                  issued and outstanding at June 30, 2006 and
                  December 31,  2005, respectively,  with a liquidation
                  preference of $2 per share ($272,000)                                  14                  14
         Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 32,811,047 and 23,338,267 shares issued
             and outstanding at June 30, 2006  and December 31,
             2005, respectively -- Note C                                             3,281               2,334
         Additional paid-in capital                                              24,747,348          23,794,954
         Accumulated deficit                                                    (25,676,229)        (24,947,724)
                                                                           ----------------    ----------------
                                                                                   (925,586)         (1,150,422)
                                                                           ----------------    ----------------

                                                                           $        250,698    $        190,084
                                                                           ================    ================

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

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
                       Three and Six Months Ended June 30

                                                      Three Months Ended                Six Months Ended
                                                            June 30                         June 30
                                                     2006            2005            2006            2005
                                                 ------------    ------------    ------------    ------------
Net sales                                        $     77,375         150,785    $    117,529    $    293,377
Cost of goods sold                                    157,383         190,219         222,906         293,627
                                                 ------------    ------------    ------------    ------------

                  Gross profit (loss)                 (80,008)        (39,434)       (105,377)           (250)
                                                 ------------    ------------    ------------    ------------

Operating expenses
         Selling, general and administrative          223,859         109,893         414,301         209,144
         Research, engineering and development         87,531         128,105         176,342         229,978
                                                 ------------    ------------    ------------    ------------
                  Total operating expenses            311,390         237,998         590,643         439,122
                                                 ------------    ------------    ------------    ------------

                  Operating loss                     (391,398)       (277,432)       (696,020)       (439,372)
                                                 ------------    ------------    ------------    ------------

Nonoperating income (expenses)
         Interest income and other income                  --              --           3,292           3,563
         Interest expense                              (4,500)           (300)         (9,000)           (600)
         Tax penalties and interest                   (13,325)         (2,500)        (26,152)         (5,500)
                                                 ------------    ------------    ------------    ------------

                  Loss before income taxes           (409,223)       (280,232)       (727,880)       (441,909)

Provision for income taxes                                125              60             625             674
                                                 ------------    ------------    ------------    ------------

                  NET LOSS                       $   (409,348)   $   (280,292)   $   (728,505)   $   (442,583)
                                                 ============    ============    ============    ============

Net loss per share - basic and diluted           $      (0.01)   $      (0.03)   $      (0.03)   $      (0.04)
                                                 ============    ============    ============    ============

Weighted average number of shares outstanding      31,929,946      10,622,396      28,519,857      10,500,127
                                                 ============    ============    ============    ============

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)
                            Six Months Ended June 30

                                                                                           Six Months Ended
                                                                                                June 30
                                                                                         2006            2005
                                                                                     ------------    ------------
Cash flows from operating activities:
Net Loss                                                                             $   (728,505)   $   (442,583)
                                                                                     ------------    ------------
Adjustments to reconcile net loss to net cash used in operating activities
                  Depreciation and amortization                                             2,166           1,747
                  Provision for doubtful accounts                                          (4,740)         (2,878)
                  Public/investor relations fees  payable by issuable common stock         39,445              --
                  Amortization of share-based compensation                                  4,978
                  Salaries deferred, added to officer loans                                    --           3,942
                  Interest accrued on notes payable - private placement                     9,000             600
                  Changes in assets and liabilities
                           Accounts receivable                                            (59,922)          2,498
                           Inventories                                                     19,090         (42,532)
                           Prepaid expenses and other assets                              (13,369)
                           Customer advances                                                   --          22,008
                           Accounts payable and accrued expense                           (95,888)        (18,125)
                           Delinquent payroll taxes payable                               (37,117)         64,364
                                                                                     ------------    ------------
                                    Total adjustments                                    (136,357)        (12,392)
                                                                                     ------------    ------------
                   Net cash (used) for operating activities                              (864,862)       (454,975)
                                                                                     ------------    ------------

Cash flows from financing activities:
         Repayment of officers' loans                                                     (20,300)         (5,700)
         Proceeds from convertible notes received directly in cash
                   pursuant to Lee financing agreement                                         --         194,745
         Partial payment of Phoenix secured promissory note (Note H)                      (10,000)        (10,000)
         Proceeds from private placement  of common stock                                 899,000         270,000
                                                                                     ------------    ------------
                  Net cash provided by financing activities                               868,700         449,045
                                                                                     ------------    ------------

                  NET INCREASE (DECREASE) IN CASH                                           3,838          (5,930)

Cash at beginning of period                                                                34,998         122,234
                                                                                     ------------    ------------
Cash at end of period                                                                $     38,836    $    116,304
                                                                                     ============    ============

Supplemental disclosures of cash flow information:
         Cash paid for:    Interest                                                  $        NIL    $        NIL
                           Income taxes                                              $        625    $        674

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                      STATEMENT OF STOCKHOLDERS' DEFICIENCY
                         Six Months Ended June 30, 2006

                                                                       Series C Convertible
                                                                          Preferred Stock                   Common Stock
                                                                  ------------------------------    -----------------------------
                                                                     Shares          Par Value         Shares         Par Value
                                                                  -------------    -------------    -------------   -------------
BALANCE AT DECEMBER 31, 2005                                            140,000    $          14       23,338,267   $       2,334

Private placements of common stock                                                                      8,875,000             887
Conversion of preferred stock into common stock                          (4,000)             NIL          400,000              40
Offering costs paid through the issuance of stock options
Shares issued to employee in satisfaction of vacation pay                                                  40,000               4
Amortization of share based compensation
Public/investor relations fees  payable by issuable common
  stock                                                                                                   157,780              16
Net loss for six months ended June 30, 2006
                                                                  -------------    -------------    -------------   -------------

BALANCE AT JUNE 30, 2006                                                136,000    $          14       32,811,047   $       3,281
                                                                  =============    =============    =============   =============

----------------------------------------------------------------------------------------------------------------------------------

                                                                   Additional
                                                                     Paid-In        Accumulated     Subscriptions
                                                                     Capital          Deficit        Receivable         Total
                                                                  -------------    -------------    -------------   -------------
BALANCE AT DECEMBER 31, 2005                                      $  23,794,954    $ (24,947,724)   $          --   $  (1,150,422)

Private placements of common stock                                      835,304                                           836,191
Conversion of preferred stock into common stock                             (40)                                               --
Offering costs paid through the issuance of stock options                62,809                                            62,809
Shares issued to employee in satisfaction of vacation pay                 9,914                                             9,918
Amortization of share based compensation                                  4,978                                             4,978
Public/investor relations fees  payable by issuable common
  stock                                                                  39,429                                            39,445
Net loss for six months ended June 30, 2006                                             (728,505)                        (728,505)
                                                                  -------------    -------------    -------------   -------------

BALANCE AT JUNE 30, 2006                                             24,747,348    $ (25,676,229)   $          --   $    (925,586)
                                                                  =============    =============    =============   =============

    The accompanying notes are an integral part of these financial statements

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE A - NATURE OF OPERATIONS

      Wi-Tron, Inc. designs, manufactures and sells state-of-the-art ultra-linear single and multi-channel power amplifiers, cellular base station components, and broadband wireless products to the worldwide wireless telecommunications market.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

      The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2005 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 06, 2006.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and six month periods ended June 30, 2006 and 2005, (b) the financial position at June 30, 2006, (c) the statements of cash flows for the six month period ended June 30, 2006 and 2005 , and (d) the changes in stockholders' deficiency for the six month period ended June 30, 2006 have been made. The results of operations for the three or six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $728,505 for the six months ended June 30, 2006, has improved its working capital by $227,002 to a deficiency of $946,781 since the beginning of the fiscal year, but has limited cash reserves. Current liabilities exceed cash and receivables by $1,050,859 indicating that the Company may have difficulty meeting its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by issuances of restricted common stock to an individual who is a public/investor relations consultant of the Company.

As further discussed in Note F, management intends to seek additional financing, aggressively market its products, control operating costs and broaden its product base through development and marketing new products. The Company believes that these measures will provide sufficient liquidity for it to conduct current operations as going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

Off-balance sheet arrangements
We do not have any transactions, agreements or other contractual arrangements that constitute off balance sheet arrangements.

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE  C  -  STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At June 30, 2006, the following 95,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010
      (2)   75,000 exercisable at $.96 through March 2007

      At June 30, 2006, the Company had employee stock options outstanding to acquire 1,400,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2.    Private Placements of Common Stock and Debt

      In connection with the August 10, 2005 private placement of restricted common stock and notes there remains an unsecured note payable balance of $300,000, which were due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. The Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006. These notes remain unpaid at June 30, 2006, and the Company is seeking a further extension through October 2006. No actions have been taken by the note holders to collect the balance up to and since June 30, 2006 through the date of this filing.

      On March 10, 2006, the Company issued 5,550,000 shares of common stock through a private offering to accredited investors at $.06 per share (gross proceeds of $333,000) pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Company's officers and directors directed the sale and received no commissions or other remuneration.

      In March 2006, the Company received gross proceeds of $50,000 ($.08 per share) from John C. Lee's wife for 625,000 shares of restricted common stock.

3.    Series C Convertible Preferred Stock

      As of June 30, 2006, there were 136,000 shares of Series C Convertible Preferred Stock outstanding, 128,000 of which are owned by John Lee, the Chairman of the Board of Directors. Each share of the preferred stock is convertible into 100 shares of common stock. Accordingly, the outstanding preferred shares, in the aggregate, are convertible into 13,600,000 shares of common stock.

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

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006

      In January 2006, John Lee and Jessica Lee each converted 2,000 shares of their preferred stock into 200,000 shares of restricted common stock (aggregate of 400,000 shares).

      On February 8, 2006, the Company issued 50,000 shares of restricted common stock to Eric Popkoff for consulting services pursuant to an agreement with Undiscovered Equities Research Corporation ("UERC") dated September 23, 2005 ($5,850 was charged to operations in 2005).

      In March 2006, the Company's lawyer was issued 200,000 shares of restricted common stock which were granted in 2005 in connection with the private placements of securities and accounted for in the Statement of Stockholders' Equity as of December 31, 2005 ($26,000 was recorded as offering costs reducing stockholders' equity in 2005).

      In March 2006, the Company's lawyer drafted an amendment to its certificate of designation for the preferred shares whereby the liquidation preference will be corrected to be $2 per preferred share rather than the incorrect $750,000 per share in the original certificate. The holders of the preferred shares have agreed to this change to be made and the amendment was filed on May 19, 2006.

      Pursuant to a series of subscription agreements, the Company received $435,000 in proceeds from several issuances of restricted common stock it made to an individual who is a public/investor relations consultant as follows:

                       Date            Shares       Gross
                      Issued           Issued      Proceeds
                     --------         ---------   ---------
                     03/30/06         1,500,000   $ 225,000
                     05/04/06           500,000     110,000
                     05/17/06   (A)     400,000     100,000
                                      ---------   ---------
                                      2,400,000   $ 435,000
                                      =========   =========

      (A) Governed by a subscription agreement dated July 18, 2006 for 1,200,000 shares at $.25 per share -- see Note I.

      On May 16, 2006, the Company issued 300,000 shares of restricted common stock to an accredited investor for gross proceeds of $81,000.

      On May 17, 2006, the Company issued 40,000 shares of restricted common stock to an employee in payment of a previously accrued vacation liability of $9,918 .

      Net cash proceeds received by the Company were $899,000 for the first six months of 2006, compared to $464,745 during the first six months of 2005. As of June 30, 2006 the Company had 32,811,047 shares of common stock issued and outstanding, compared to 17,778,267 in 2005.

5.    Preferred and Common Stock Restricted under Rule 144
      All preferred shares and all shares referred to as restricted common stock are governed by SEC Rule 144 and cannot be sold unless they are registered pursuant to the Securities Act of 1933, as amended, or if such sale is pursuant to a valid exemption from registration.

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006

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


NOTE F - LIQUIDITY

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a recent history of significant losses and has incurred losses of $728,505 and $442,583 for the six months ended June 30, 2006 and 2005, respectively.

      During the three months ended June 30, 2006, the Company increased efforts to improve sales of its legacy products and to gain new sales for current and future products, which are in various stages of development. The Company also is working towards the establishment of a Wi-Tron subsidiary in China. Our financial condition relies on continuing equity investment until, if ever, we are successful in commercializing our new product lines and opening up new geographic regions. During the first six months of 2006 sales revenues were not enough to offset operations, SG&A and R&D expenses.

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006


      From time-to-time, we have issued stock, options and warrants to satisfy operating expenses, which provides us with a form of liquidity. Due, in part, to our prior lack of earnings, our current net losses, and our current debt level our success in attracting additional funding has been limited to transactions with accredited investors. In light of the availability of this type of financing, the continued use of our equity for these purposes may be necessary if we are to sustain operations, prior to reaching operating profitability. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares.

      Now, under new management, the Company is working to increase sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth. The key to long term growth in the wireless industry is anticipating and leading the evolution of power amplifier development. The Company intends to build partnerships and marketing strengths from a series of new design platforms - some of which have already have been developed - in order to expand market opportunities across technologies, frequency bands and power ranges.

NOTE G - OFFICERS LOANS AND OTHER RELATED PARTY TRANSACTIONS

1.    Officer Loans and Employment Agreements

      As of June 30, 2006, the Company owes $345,842 to Devendar S. Bains, a former Chief Executive Officer for loans and unpaid salaries. The Company also owes other officers an aggregate of $57,058. These balances are non-interest bearing, unsecured, and have no fixed maturity date. During the six months ended June 30, 2006, the Company repaid $20,300 to officers.

      On June 27, 2005, the Board of Directors resolved to enter into settlement agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries as follows:

Devendar S. Bains - (as verbally amended on August 14, 2006) in settlement of the liability for accrued and unpaid salaries, the Company shall

      a. issue a three-year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant");
      b. pay the amount of $200,000 in full settlement of the debt due him from the Company, payable in quarterly installments of $50,000 starting September 30, 2006 through June 30, 2007;
      c.    cancel 250,000 warrants for each $50,000 quarterly installment paid;
      d. provide the right to exercise the warrants periodically in lieu of receiving the quarterly cash payments;
      e. offer continued employment with the Company through June 30, 2007 at a salary of $80,000 per year and;
      f. offer a 2 year consulting agreement for $60,000 per year, commencing on or around July 1, 2007, immediately following the last $50,000 quarterly payment.

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

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006

      Neither the Warrants nor the Options described above have as yet been issued, nor have the Employment Agreements been executed and signed. However, the settlement of the liability to Devendar S. Bains was memorialized in an agreement dated April 12, 2006. As some of the terms of the agreement are presently under re-negotiation and the warrants have not been issued, all debts owing to these parties at the time of the agreement and for any subsequent salary accruals remain on the Company's books as unpaid, and no effect has been given to the proposed issuance of the warrants.

2.    Other Related Party Transactions
      As of June 30, 2006, accounts payable includes $28,560 due to Tek, Ltd., a company wholly owned by John C. Lee. During the six months ended June 30, 2006, Tek, Ltd. made purchase of parts on behalf of the Company for a total of $5,443.

NOTE H - COMMITMENTS AND OTHER COMMENTS

1.    Premises leases
      On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, Ltd. ("Tek") a company wholly owned by John Lee, the Company entered into a non cancelable operating lease with Tek which commenced on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease.

The Company is obligated for minimum annual rental payments as follows:

                       Year ending December 31
                       2006                      $ 34,500
                       2007                        72,000
                       2008                        30,000
                                                 --------
                                                 $136,500
                                                 ========

      Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $34,500 and $51,387 for the six months ended June 30, 2006 and 2005, respectively.

2.    Phoenix Opportunity Fund II, L.P.
      On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), to make certain investments in the Company. Due to a dispute among the Parties with respect to the terms of the loan transaction, the Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at June 30, 2006 was $10,000. In May 2006, the Company responded to a demand by Phoenix and paid $10,000 leaving a balance of $10,000 due as of the date of this filing. As yet, no action has been taken by Phoenix concerning this default.

                                  WI-TRON, INC.
                 NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
                                  June 30, 2006

NOTE I - SUBSEQUENT EVENTS

1.    Stock Subscriptions
      On July 18, 2006, a subscription agreement was entered into with an individual who is a public/investor relations consultant (the same individual discussed in Note C.4) whereby the Company agreed to sell 1,200,000 shares of common stock for gross proceeds of $300,000. Of this subscription agreement, $100,000 was received in June 2006 and $200,000 was received in August 2006. Additionally, during the quarter ended June 30, 2006, the Company agreed to issue this individual 157,780 shares as compensation to him for public/investor relations services valued at $39,445, resulting in a charge to operations for the period then ended.

2.    Satisfaction of Delinquent Federal Payroll Taxes Payable
      In July 2006, all delinquent federal payroll taxes, interest and penalties approximating $22,000 were paid in full.

3.    Settlement of Loans Payable to Devendar S. Bains
      On August 14, 2006, Devendar S. Bains verbally agreed to amend the settlement agreement (Note G.1.) by

      a. accepting the amount of $200,000 in full settlement of the debt due him from the Company, payable in quarterly installments of $50,000 starting September 30, 2006 through June 30, 2007;
      b. agreeing to the cancellation of 250,000 warrants for each $50,000 quarterly installment paid; c. accepting the right to exercise the warrants periodically in lieu of receiving the quarterly cash payments;
      d. accepting continued employment with the Company through June 30, 2007 at a salary of $80,000 per year and;
      e. accept a 2 year consulting agreement for $60,000 per year, commencing on or around July 1, 2007, immediately following the last $50,000 quarterly payment.

                                  WI-TRON, INC.

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Certain disclosures in this Quarterly Report on Form 10-QSB include certain forward-looking statements within the meaning of the safe harbor protections of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Statements that include words such as "believe," "expect," "should," intend," "may," "anticipate," "likely," "contingent," "could," "may," "estimate," or other future-oriented statements, are forward-looking statements. Such forward-looking statements include, but are not limited to, statements regarding our business plans, strategies and objectives, and, in particular, statements referring to our expectations regarding our ability to continue as a going concern, realize improved gross margins, and timely obtain required financing. These forward-looking statements involve risks and uncertainties that could cause actual results to differ from anticipated results. The forward-looking statements are based on our current expectations and what we believe are reasonable assumptions given our knowledge of the markets; however, our actual performance, results and achievements could differ materially from those expressed in, or implied by, these forward-looking statements. Factors, within and beyond our control, that could cause or contribute to such differences include, among others, the following: the success of our capital-raising and cost-cutting efforts, developing and marketing new technology devices, including technological advancements and innovations; consumer receptivity, preferences and availability and affordability; whether a third-party can successfully develop, manufacture and market products that incorporate our technology; political and regulatory environments and general economic and business conditions; the effects of our competition; the success of our operating, marketing and growth initiatives; development and operating costs; the amount and effectiveness of our advertising and promotional efforts; brand awareness; the existence of adverse publicity; changes in business strategies or development plans; quality and experience of our management; availability, terms and deployment of capital; labor and employee benefit costs, as well as those factors in our filings with the Securities and Exchange Commission, particularly the discussions under "Risk Factors" in our 10KSB filed on April 6, 2006. Readers are urged to carefully review and consider the various disclosures made by us in this report and those detailed from time to time in our reports and filings with the SEC.

Our fiscal year ends on December 31. References to a fiscal year refer to the calendar year in which such fiscal year ends.

The following analysis of our financial condition and results of operations for the three and six months ended June 30, 2006 should be read in conjunction with the Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report filed April 6, 2006.

GENERAL INFORMATION ABOUT WI-TRON
Background: August 2005, the Company, which was formerly known as Amplidyne, Inc., changed its name to Wi-Tron, Inc. and commenced with a reorganization of management. The Chairman of the Board, Mr. John C. Lee brought new management and RF design engineers to help make the Company a global leader in RF amplifier design and sales for wireless telecommunications.

                                  WI-TRON, INC.

This new team, led by Mr. Joe Nordgaard (CEO) is beginning to grow Wi-Tron's customer base through sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth to leverage into a growing $2 billion a year amplifier market.

PLANS FOR IMPROVING RESULTS OF OPERATIONS
Purpose: To grow revenues and profits by continuously outperforming the competition in developing, manufacturing and selling high-value, high-demand wireless technology products.

Method: Initially, Wi-Tron will work to increase sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth. The key to long term growth in the wireless industry is anticipating and leading the evolution of power amplifier development. Wi-Tron intends to build partnership and marketing strengths from a series of design platforms - some of which have already have been developed - in order to expand our market opportunities across technologies, frequency bands and power ranges.

Corporate Strategy - Develop, manufacture and sell the most advanced amplifier products in the world, which will give Wi-Tron a lead-time to market advantage against the largest names in the industry. Wi-Tron's new amplifiers already under development are key components in achieving power efficient, high voice quality, high speed data, video and streaming video transmissions to hundreds of millions of wireless customers spread across the world.

The development team is building strength through a series of product design platforms - some of which have already have been developed - in order to expand the market opportunity across technologies, frequency bands and power ranges. These products are in great demand by wireless service providers and equipment vendors around the world. Wireless operators will benefit from Wi-Tron's products.

Current Sales: Wi-Tron has a proven design library; patents (first in Analog Pre-Distortion techniques); over 10 years experience custom designing RF amplifiers; manufacturing experience.

Future sales: Wi-Tron is exploiting many opportunities by developing RF amplifier technology for the second, third and fourth generation wireless telecommunications systems. Wi-Tron is already developing advanced RF amplifier designs that increase power and frequency efficiency and resolving key issues relating to the ever increasing need for more complex broadband, multi-channel solutions. Wi-Tron has assembled an engineering team to address these opportunities at the cutting edge of advance RF Amplifier design, where both the greatest demand and the greatest opportunity to gain market-share with high margin solutions exist.

Results of Operations - The Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005.

Revenues for the three months ended June 30, 2006 declined by $73,410 from $150,785 to $77,375, or 49% compared to the three months ended June 30, 2005. The sales decreases were primarily in amplifiers. The majority of the amplifier sales for the three months ended June 30, 2006 were obtained from the Wireless Local Loop amplifier products to a major European customer. Sales of amplifiers were 100% of total sales compared to 94% of total sales for the same period last year. The Ampwave high speed wireless Internet products and broadband solutions accounted for approximately 6% of total sales for the three months ended June 30, 2005.

                                  WI-TRON, INC.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The company completed the development of its W-CDMA amplifier with DSP control. The sale of this product is initially targeted at Asian markets. To this end product is being submitted to potential customers for evaluation. The company hopes this will turn into production orders and such company is retaining its core production personnel even though the sales of older product are declining

Cost of sales was $157,383 or 203% of sales compared to 126% during the same period for 2005. Gross margin for the three months ended June 30, 2006 amounted to a loss of $(80,008) ((103)%) compared to a loss of $(39,434) ((26)%), for the same period ended June 30, 2005. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2006.

Selling, general and administrative expenses increased in 2006 by $113,966 to $223,859 from $109,893 in 2005. Expressed as a percentage of sales, the selling, general and administrative expenses were 289% in 2006 and 73% in 2005. The principal factors contributing to the increase of selling, general and administrative expenses were increased expenses to attend sales related meetings and events; and costs associated with preparations for setting up our planned subsidiary in China.

Research, engineering and development expenses were $87,531 or 113% of net sales for the three months ended June 30, 2006 compared to $128,105 or 85% of net sales in 2005. In 2006, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development (R&D) efforts are expected to result in revenues for new product sales beginning in 4th quarter, 2006 and increasing substantially in the future.

Interest income was $NIL in 2006 and 2005 because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

Interest expense was $9,000 in 2006 compared to $600 in 2005 and was for accrued interest on other promissory notes issued in connection with a private placement.


As a result of the foregoing, the Company incurred net losses of $409,348 or $0.01 per share for the quarter ended June 30, 2006 compared with net losses of $280,292 or $0.03 per share for the same quarter in 2005.

Results of Operations - The Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005.

Revenues for the six months ended June 30, 2006 declined by $175,848 from $293,377 to $117,529, or 60% compared to the six months ended June 30, 2005.

The majority of the amplifier sales for the six months ended June 30, 2006 were obtained from the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

                                  WI-TRON, INC.

Cost of sales was $222,906 or nearly 190% of sales compared to $293,627 or 100% of sales during the same period for 2005. The decline in gross margin was principally due to the lowered production while staff in production was retained in anticipation rotating into new product. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2006.

Selling, general and administrative expenses increased in 2006 by $205,157 to $414,301 from $209,144, in 2005. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 353% in 2006 and 71% in 2005. The principal factors contributing to the decrease in selling, general and administrative expenses were increased expenses related to raising financial capital; expenses to attend sales related meetings and events; and costs associated with preparations for setting up our planned subsidiary in China.

Research, engineering and development expenses were $176,342 or 150% of net sales for the six months ended June 30, 2006 compared to $229,978 or 78% in 2005. In 2006, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $NIL in 2006 and because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

As a result of the foregoing, the Company incurred net losses of $728,505 or $0.03 per share for the six months ended June 30, 2006 compared with net losses of $442,583 or $0.04 per share for the same period in 2005.

                                  WI-TRON, INC.

Item 3. Financial Condition - Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2006 we had an accumulated deficit of $25,676,229. Due, in part, to our prior lack of earnings, our current net losses, and our current debt level our success in attracting additional funding has been limited to transactions with accredited investors. In light of the availability of this type of financing, the continued use of our equity for these purposes may be necessary if we are to sustain operations, prior to reaching operating profitability. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares.

As of June 30, 2006, our current liabilities exceeded our cash and receivables by $1,050,859. Our current ratio was 0.20 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.11 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $89,501 in inventory, of which $30,776 represents component parts. Based on year to date usage, we are carrying 145 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of June 30, 2006, we had cash of $38,836 compared to an cash of $34,998 at December 31, 2005. Overall our cash increased $(3,838) during 2006. Our cash used for operating actives was $864,862. This year we repaid loans of $20,300 and deferred salary payments to officer/stockholders of $NIL. We also received proceeds from private placements of $899,000.

Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $19,090 to $89,501 in 2006 compared to $108,591 at December 31, 2005, a decrease of 18%.

The Company has a lease obligation for its premises requiring minimum monthly payments of approximately $5,500 to $6,000 through 2008.

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

                                  WI-TRON, INC.

The Company has plans to raise $1.5 million through a private equity placement. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

OFF BALANCE SHEET ARRANGEMENTS
Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

o     Any obligation under certain guarantee contracts;
o Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
o Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and
o Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

As of the date of this Report, the Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

SEASONALITY AND INFLATION
The wireless telecommunications products business is not considered seasonal in nature, and management does not believe that our operations have been materially affected by inflationary forces. If the increase in energy (oil, gas, coal, electricity) prices continues, we believe interest in our higher efficiency products will increase.

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

                                  WI-TRON, INC.

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $4,978 of stock-based compensation for the six months ended June 30, 2006.

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

      2. WI-TRON, INC. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective both as of June 30, 2006 and the date of this filing, in timely alerting him to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

                                  WI-TRON, INC.

      3.    Our  controls  relating to disclosure and related  assertions in the
      financial  statements,   particularly  in  the  area  of  non-routine  and
      non-systematic transactions were not adequate.

      4. We had particular difficulty in recording transactions related to stockholders' equity and tracking and recording related charges to operations.

      5. We found that our ability to track our inventory quantities and to correctly apply complex pricing calculations to finished goods and work-in-progress is inadequate and resulted in substantial additional adjustments. Furthermore, we discovered that lower of cost or market tests were not adequately applied.

      6. Although we produced our financial statements and Form 10-QSB without outside assistance for the current quarter, we believe that for subsequent quarters of the current year we may need to engage the assistance of a third party financial accounting consulting firm as our transactions, particularly in the area of stockholders' equity, become more complex.

(b)   Changes in Internal Controls Over Financial Reporting:

      1. We have instituted additional monitoring procedures by the Chief Financial Officer, but otherwise have made no substantive changes to our internal controls.

Item 6. EXHIBITS

The following is a list of exhibits to this Form 10-QSB:

* 31.1 - Certification of the Company's Chief Executive and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
* 32.1 - Certification of the Company's Chief Executive and Principal Accounting Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* 32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                  WI-TRON, INC.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.
*

ITEM 2. CHANGE IN SECURITIES

During the three months ended June 30, 2006, the Company issued securities as follows.

      Pursuant to a series of subscription agreements, the Company received $210,000 in proceeds from several issuances of restricted common stock it made to an individual who is a public/investor relations consultant as follows:

                        Date            Shares     Gross
                       Issued           Issued    Proceeds
                      --------         --------   --------
                      05/04/06          500,000   $110,000
                      05/17/06   (A)    400,000    100,000
                                       --------   --------
                                        900,000   $210,000
                                       ========   ========

      (A) Governed by a subscription agreement dated July 18, 2006 for 1,200,000 shares at $.25 per share.

      On May 16, 2006, the Company issued 300,000 shares of restricted common stock to an accredited investor for gross proceeds of $81,000.

      On May 17, 2006, the Company issued 40,000 shares of restricted common stock to an employee in payment of an previously accrued vacation liability of $9,918 .

      Subsequent to June 30, 2006, the Company also issued the following securities:

      On July 18, 2006, a subscription agreement was entered into with an individual who is a public/investor relations consultant (the same individual discussed in Note C.4) whereby the Company agreed to sell 1,200,000 shares of common stock for gross proceeds of $300,000. Of this subscription agreement, $100,000 was received in June 2006 and $200,000 was received in August 2006. Additionally, during the quarter ended June 30, 2006, the Company agreed to issue this individual 157,780 shares as compensation to him for public/investor relations services valued at $39,445, resulting in a charge to operations for the period then ended.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            WI-TRON, INC.


Dated:  August 14, 2006                     By:    /s/  Joe Nordgaard
                                                   -----------------------------
                                            Name:  Joe Nordgaard
                                            Title: Chief Executive Officer,


Dated:  August 14, 2006                     By:    /s/  Jessica Lee
                                                   -----------------------------
                                            Name:  Jessica Lee
                                            Title: Chief Financial Officer