Form 10QSB
period 2006-09-30
Wi-Tron, Inc.
filed 2006-11-20
CIK 1016151

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

          FOR THE TRANSITION PERIOD FROM ____________ TO _____________

                         Commission File Number 0-21931

                                  WI-TRON, INC.
        (Exact name of small business issuer as specified in its charter)

             DELAWARE                                            22-3440510
(State or other jurisdiction of                              (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                               59 La Grange Street
                            Raritan, New Jersey 08869
                    (Address of principal executive offices)

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

The number of shares outstanding of the Issuer's common stock, $.0001 par value, as of November 14, 2006 was 36,653,293.

Transitional Small Business Format (check one); Yes |_| No |X|

                                  WI-TRON, INC.
                                   FORM 10-QSB
                      NINE MONTHS ENDED SEPTEMBER 30, 2006

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION
Item 1    Financial Statements (Unaudited):
          Balance Sheets................................................     1-2
          Statements of Operations......................................       3
          Statement of Cash Flows.......................................       4
          Statement of Changes in Stockholders' Deficiency..............       5
          Notes to Financial Statements.................................    6-13
Item 2    Management's Discussion and Analysis of Financial
          Condition and Results of Operations...........................   14-20
Item 3.   Controls and Procedures.......................................      20

PART II - OTHER INFORMATION
Item 1.   Legal Proceedings.............................................      21
Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds...      21
Item 3.   Defaults Upon Senior Securities...............................      21
Item 4.   Submission of Matters to a Vote of Security Holders...........      21
Item 5.   Other Information.............................................      21
Item 6.   Exhibits......................................................      22

Signatures..............................................................      23

Exhibits

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                  WI-TRON, INC.
                                 BALANCE SHEETS

                                                                    September
                                                                        30,        December 31,
                                                                       2006            2005
                                                                   -----------   -----------------
                                                                   (Unaudited)     (Reclassified
                                                                                 for Comparability)
ASSETS
CURRENT ASSETS
  Cash                                                              $ 127,634         $ 34,998
  Accounts receivable, net of allowance for doubtful accounts of
    $1,000 and $702 in 2006 and 2005, respectively                     18,955           21,926
  Inventories                                                          92,243          108,591
  Prepaid expenses and other                                               --            1,208
                                                                    ---------         --------
      Total current assets                                            238,832          166,723
                                                                    ---------         --------
PROPERTY AND EQUIPMENT - AT COST
  Machinery and equipment                                             587,276          587,276
  Furniture and fixtures                                               43,750           43,750
  Leasehold improvements                                                8,141            8,141
                                                                    ---------         --------
                                                                      639,167          639,167
  Less accumulated depreciation and amortization                     (624,554)        (621,306)
                                                                    ---------         --------
                                                                       14,613           17,861
                                                                    ---------         --------
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS                          5,500            5,500
                                                                    ---------         --------
      TOTAL ASSETS                                                  $ 258,945         $190,084
                                                                    =========         ========

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  WI-TRON, INC.
                                 BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                   2006               2005
                                                                               -------------   -----------------
                                                                                (Unaudited)    (Reclassified for
                                                                                                 Comparability)
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES
  Note payable in connection with Phoenix investor rescission - in default     $      10,000     $     20,000
  Accounts payable                                                                   171,831          280,293
  Notes payable issued in connection with private placement of common
    stock, including accrued interest of $20,515 (2006) and $7,015 (2005)            320,515          307,015
  Accrued expenses and other current liabilities                                     164,916          219,246
  Federal and state payroll taxes, penalties & interest (delinquent in 2005)          13,784           90,752
  Loans payable - officers                                                           150,000          423,200
                                                                               -------------     ------------
    Total current liabilities, representing total liabilities                        831,046        1,340,506
                                                                               -------------     ------------
STOCKHOLDERS' DEFICIENCY
  Convertible Preferred stock, Series C authorized 5,000,000 shares of
    $.0001 par value; 131,000 and 140,000
    shares issued and outstanding at  September 30, 2006
    and December 31, 2005, respectively, with a
    liquidation preference of $2 per share (262,000)                                      13               14
  Common stock - authorized, 100,000,000 shares of $.0001 par value;
    36,528,293 shares and 23,338,267 shares issued
    and outstanding at September 30, 2006 and
    December 31, 2005, respectively                                                    3,653            2,334
  Additional paid-in capital                                                      25,919,135       23,794,954
  Subscriptions receivable - common stock                                             (3,000)              --
  Accumulated deficit                                                            (26,491,902)     (24,947,724)
                                                                               -------------     ------------
                                                                                    (572,101)      (1,150,422)
                                                                               -------------     ------------
                                                                               $     258,945     $    190,084
                                                                               =============     ============

Note: The balance sheet at December 31, 2005 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  WI-TRON, INC.
                      STATEMENTS OF OPERATIONS (Unaudited)
                    Three and Nine Months Ended September 30

                                                    Three Months Ended          Nine Months Ended
                                                       September 30                September 30
                                                -------------------------   -------------------------
                                                    2006          2005          2006          2005
                                                -----------   -----------   -----------   -----------
Net sales                                       $    16,380       105,363   $   133,910   $   402,304
Cost of goods sold                                   58,264       176,128       281,169       469,756
                                                -----------   -----------   -----------   -----------
      Gross profit (loss)                           (41,884)      (70,765)     (147,259)      (67,452)
                                                -----------   -----------   -----------   -----------
Operating expenses
  Selling, general and administrative,
    including share- based compensation (A)         707,502       205,796     1,121,804       413,819
  Research, engineering and development              79,011        86,570       255,353       316,547
                                                -----------   -----------   -----------   -----------
      Total operating expenses                      786,513       292,366     1,377,157       730,366
                                                -----------   -----------   -----------   -----------
      Operating loss                               (828,397)     (363,131)   (1,524,416)     (797,818)
Nonoperating income (expenses)
  Interest income and other income                       --            --         3,292            --
  Interest expense                                   (4,501)       (2,516)      (13,500)       (3,115)
  Federal tax penalties and interest                   (406)       (8,205)      (26,558)      (13,705)
  Settlements of accounts payable incurred
    in prior years                                   17,629            --        17,629            --
  Loan conversion costs                                  --       (21,627)           --       (21,627)
                                                -----------   -----------   -----------   -----------
      Loss before income taxes.                    (815,675)     (395,479)   (1,543,553)     (836,265)
Provision for income taxes                               --            --           625           674
                                                -----------   -----------   -----------   -----------
      NET LOSS                                  $  (815,675)  $  (395,479)  $(1,544,178)  $  (836,939)
                                                ===========   ===========   ===========   ===========
Net loss per share - basic and diluted          $     (0.02)  $     (0.04)  $     (0.05)  $     (0.08)
                                                ===========   ===========   ===========   ===========
Weighted average number of shares outstanding    34,318,780    10,376,500    30,441,082    10,376,500
                                                ===========   ===========   ===========   ===========

(A) Share-based compensation:included in general and administrative expenses

  Officers                                      $   273,365   $        --   $   273,365   $        --
  Employees                                           9,689            --        24,585            --
  Consultants (1)                                   226,250            --       265,695            --
                                                -----------   -----------   -----------   -----------
                                                $   509,304   $        --   $   563,645   $        --
                                                ===========   ===========   ===========   ===========

(1) Paid to an officer/director and an entity owned by him in his capacity as a investor/public relations consultant

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  WI-TRON, INC.
                      STATEMENTS OF CASH FLOWS (Unaudited)

                                                                                Nine Months Ended
                                                                                   September 30
                                                                             -----------------------
                                                                                 2006         2005
                                                                             -----------   ---------
Cash flows from operating activities:
Net Loss                                                                     $(1,544,178)  $(836,939)
                                                                             -----------   ---------
Adjustments to reconcile net loss to net cash used in operating activities
  Depreciation and amortization                                                    3,248       3,369
  Provision for doubtful accounts                                                 (4,740)       (702)
  Public/investor relations fees paid by issuance of common stock                 59,445          --
  Additional public/investor relations fees pursuant to
    consulting agreement                                                         206,250          --
  Restricted common stock issued to employee in satisfaction of
    vacation pay                                                                   9,918          --
  Restricted common stock issued on employee options exercise                      7,200          --
  Amortization of share based compensation                                         7,467          --
  Officer compensation from restricted common stock issued at
    below market                                                                   3,200          --
  Officer compensation arising from options granted/restricted common stock issued pursuant to new employment agreement and
    settlement of officer loans                                                  223,879          --
  Deferred officer compensation                                                       --      57,212
  Interest accrued on notes payable                                               13,500       3,116
  Restricted common stock issued to officer as reimbursement for legal
    fees paid by him in  2003 with Company shares owned by him                    46,286          --
  Loan conversion costs                                                               --      21,627
  Changes in assets and liabilities
      Accounts receivable                                                          7,711      (2,547)
      Inventories                                                                 16,348      12,346
      Prepaid expenses and other assets                                            1,208          --
      Customer advances                                                               --      22,008
      Delinquent federal and state payroll taxes, interest and penalties         (76,968)     75,807
      Accounts payable and accrued expense                                      (162,792)    (46,774)
                                                                             -----------   ---------
        Total adjustments                                                        361,160     101,446
                                                                             -----------   ---------
        Net cash (used) for operating activities                              (1,183,018)   (735,493)
                                                                             -----------   ---------

Cash flows from investing activities:
  Change in security deposits                                                         --      (5,500)
  Purchase of property and equipment                                                  --     (21,647)
                                                                             -----------   ---------
        Net cash provided by (used for) investing activities                          --     (27,147)
                                                                             -----------   ---------

Cash flows from financing activities:
  Proceeds from shares sold to officer at prices below market                     10,000          --
  Repayment of officer's loans                                                   (76,346)     (6,141)
  Proceeds from convertible notes received directly in cash
    pursuant to Lee financing agreement                                               --     194,000
  Payments on Phoenix secured promissory note                                    (10,000)    (15,000)
  Proceeds from private placements of common stock                             1,349,000     300,000
  Proceeds from exercise of employee stock options                                 3,000          --
  Proceeds from issuance of notes payable in connection
    with private placement of common stock                                            --     300,000
                                                                             -----------   ---------
        Net cash provided by financing activities                              1,275,654     772,859
                                                                             -----------   ---------
        NET INCREASE (DECREASE) IN CASH                                           92,636      10,219

Cash at beginning of period                                                       34,998     122,234
                                                                             -----------   ---------
Cash at end of period                                                        $   127,634   $ 132,453
                                                                             ===========   =========
Supplemental disclosures of cash flow information:
  Cash paid for: Interest                                                    $    10,667   $     NIL
                 Income taxes                                                $       625   $     674

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

                                  WI-TRON, INC.
                STATEMENT OF STOCKHOLDERS' DEFICIENCY (Unaudited)
                      Nine Months Ended September 30, 2006

                                                                   Series C Convertible
                                                                     Preferred Stock           Common Stock
                                                                   --------------------   ----------------------
                                                                     Shares   Par Value     Shares     Par Value
                                                                    -------   ---------   ----------   ---------
BALANCE AT DECEMBER 31, 2005                                        140,000      $14      23,338,267     $2,334
Private placements of common stock                                                        10,675,000      1,067
Shares sold to officer at prices below market                                                 40,000          4
Conversion of preferred stock into common stock                      (9,000)      (1)        900,000         90
Offering costs paid through the issuance of stock options
  Shares issued to employee in satisfaction of vacation pay                                   40,000          4
Amortization of share based compensation
Public/investor relations fees  paid by issuance of common stock                             237,780         24
Public/investor relations consulting agreement                                               625,000         63
Shares issued to officer to reimburse for legal fees paid by
  him in 2003 with Company shares owned by him                                               132,246         13
Settlement of officer loans through issuance of common stock                                 500,000         50
Contribution of capital by officer - settlement of officer
  loans at less than face amounts                                                                 --         --
Employee options exercises                                                                    40,000          4
Net loss for nine months ended September 30, 2006
                                                                    -------      ---      ----------     ------
BALANCE AT SEPTEMBER 30, 2006                                       131,000      $13      36,528,293     $3,653
                                                                    =======      ===      ==========     ======

                                                                    Additional
                                                                     Paid-In      Accumulated   Subscriptions
                                                                     Capital        Deficit       Receivable       Total
                                                                   -----------   ------------   -------------   -----------
BALANCE AT DECEMBER 31, 2005                                       $23,794,954   $(24,947,724)     $    --      $(1,150,422)
Private placements of common stock                                   1,285,124                                    1,286,191
Shares sold to officer at prices below market                           13,196                                       13,200
Conversion of preferred stock into common stock                            (89)                                          --
Offering costs paid through the issuance of stock options               62,809                                       62,809
Shares issued to employee in satisfaction of vacation pay                9,914                                        9,918
Amortization of share based compensation                                 7,467                                        7,467
Public/investor relations fees  paid by issuance of common stock        59,421                                       59,445
Public/investor relations consulting agreement                         206,187                                      206,250
Shares issued to officer to reimburse for legal fees paid by him
  in 2003 with Company shares owned by him                              46,273                                       46,286
Settlement of officer loans through issuance of common stock           274,840                                      274,890
Contribution of capital by officer - settlement of officer loans
  at less than face amounts                                            145,843                                      145,843
Employee options exercises                                              13,196                      (3,000)          10,200
Net loss for nine months ended September 30, 2006                                  (1,544,178)                   (1,544,178)
                                                                   -----------   ------------      -------      -----------
BALANCE AT SEPTEMBER 30, 2006                                      $25,919,135   $(26,491,902)     $(3,000)     $  (572,101)
                                                                   ===========   ============      =======      ===========

         THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

NOTE A - NATURE OF OPERATIONS AND ADJUSTMENTS

      Wi-Tron, Inc. designs, manufactures and sells state of the art ultra linear single and multi channel power amplifiers, cellular base station components, and broadband wireless products to the worldwide wireless telecommunications market.

      In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2006 and 2005, (b) the financial position at September 30, 2006, (c) the statements of cash flows for the nine month period ended September 30, 2006 and 2005, and (d) the changes in stockholders' deficiency for the nine month period ended September 30, 2006 have been made. The results of operations for the three or nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the full year.

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

      The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $1,544,178 for the nine months ended September 30, 2006 and has limited cash reserves, even though it has seen its working capital improve by $581,569 to a deficiency of $592,214 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $684,457 indicating that the Company will have difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by issuances of restricted common stock to an individual who is a public/investor relations consultant of the Company, as well as the Secretary and a Director. Additionally, the Company received funds from other private placements and used restricted common stock, options and warrants to pay officers and consultants in lieu of cash.

      As further discussed in Note F, management intends to seek additional financing, aggressively market its products, control operating costs and broaden its product base through development and marketing new products. The Company believes that these measures will provide sufficient liquidity for it to conduct current operations as a going concern. Accordingly, the financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amount and classification of liabilities or any other adjustments that might be necessary should the Company be unable to continue as a going concern in its present form.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

Off-balance sheet arrangements

We do not have any transactions, agreements or other contractual arrangements that constitute off balance sheet arrangements.

NOTE C - STOCKHOLDERS' EQUITY

1.    Warrants and Options

      At September 30, 2006, the following 1,445,000 warrants, remained outstanding:

      (1)   20,000 exercisable at $1.00 through May 2010

      (2)   600,000 exercisable at $.20 through August 31, 2009

      (3)   75,000 exercisable at $.96 through March 2007

      (4)   750,000 exercisable at $.20 through September 2009

      At September 30, 2006, the Company had employee stock options outstanding to acquire 4,550,000 shares of common stock at exercise prices of $0.20 to $0.37. These option expire at various dates from March 2007 through January 2016.

2.    Private Placements of Common Stock and Debt

      In connection with the August 10, 2005 private placement of restricted common stock and notes there remains unsecured notes payable balances of $300,000, which were due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. The Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006. These notes remain unpaid at September 30, 2006, and the Company is continuing to seek further similar extensions on an ongoing basis. No actions have been taken by the note holders to collect the balance up to and since September 30, 2006 through the date of this filing.

      On March 10, 2006, the Company issued 5,550,000 shares of common stock through a private offering to accredited investors at $.06 per share (gross proceeds of $333,000) pursuant to Regulation D of the Securities Act of 1933, as amended, and Rule 506 promulgated thereunder. The Company's officers and directors directed the sale and received no commissions or other remuneration.

      In March 2006, the Company received gross proceeds of $50,000 ($.08 per share) from the wife of John C. Lee (Chairman of the Board of Directors) for 625,000 shares of restricted common stock.

3.    Series C Convertible Preferred Stock

      As of September 30, 2006, there were 131,000 shares of Series C Convertible Preferred Stock outstanding, 125,000 of which are owned by John Lee, the Chairman of the Board of Directors and 6,000 of which are owned by Jessica Lee, the Chief Financial Officer. Each share of the preferred stock is convertible into 100 shares of common stock. Accordingly, the outstanding preferred shares, in the aggregate, are convertible into 13,100,000 shares of common stock.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

4.    Other Issuances of Common Stock and Related Matters

      In January 2006, the Company issued to the securities lawyer non-qualified 10 year options to purchase 1,000,000 shares at $.20 per share for services rendered in connection with successful private placements. The options were valued at $62,809 and were charged against the proceeds of private placements during the quarter ended March 31, 2006. In November 2006, this lawyer voluntarily returned 250,000 of these options.

      In January 2006, John Lee and Jessica Lee each converted 2,000 shares of their preferred stock into 200,000 shares of restricted common stock (aggregate of 400,000 shares). In September 2006, John Lee converted 3,000 shares of his preferred stock into 300,000 shares of restricted common stock. Also in September 2006, Jessica Lee converted 2,000 shares of her preferred stock into 200,000 shares of restricted common stock.

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

      Pursuant to a series of subscription agreements, the Company received $885,000 in proceeds from several issuances of restricted common stock it made to the secretary/director (who is also the Company's public/investor relations consultant) as follows:

Date Issued         Shares Issued   Gross Proceeds
-----------         -------------   --------------
 03/30/06             1,500,000        $225,000
 05/04/06               500,000         110,000
 05/17/06     (A)       400,000         100,000
 07/18/06     (A)       800,000         200,000
 09/08/06             1,000,000         250,000
                      ----------       --------
                      4,200,000        $885,000
                      ==========       ========

      (A) Governed by a subscription agreement dated July 18, 2006 for 1,200,000 shares at $.25 per share.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

      The Company issued 237,780 shares of restricted common stock to the secretary/director as compensation for consulting services rendered valued at $59,445, of which $20,000 was incurred in the current quarter. Pursuant to the April 2006 consulting agreement (Note I .3.), the Company issued 625,000 shares of restricted common stock to this individual resulting in charges to operations of $206,250.

      On May 16, 2006, the Company issued 300,000 shares of restricted common stock to an accredited investor for gross proceeds of $81,000.

      On May 17, 2006, the Company issued 40,000 shares of restricted common stock to an employee in payment of a previously accrued vacation liability of $9,918 charged as compensation.

      On September 20, 2006, the Chief Executive Officer purchased 40,000 shares (valued at $13,200) of restricted common stock for gross proceeds of $10,000, resulting in a charge to operations for officer compensation of $3,200..

      In September 2006, employees exercised stock options for an aggregate of 40,000 shares valued at $13,200, resulting in a charge to operations for compensation of $7,200.

      In September 2006, the Company issued 132,246 shares of restricted common stock to Devendar S. Bains as reimbursement for legal fees of the Company personally paid by him with common shares in 2003, resulting in a charge to operations of $46,286.

      During the three and nine month periods ended September 30, 2006 the Company charged to operations a total of $509,304 and $563,645, respectively, for consulting fees, legal fees and employee compensation. resulting from the stock issuances in the preceding paragraphs.

      Net cash proceeds received by the Company from private placements of restricted common stock were $1,349,000 for the first nine months of 2006, compared to $794,000 during the first nine months of 2005. As of September 30, 2006 the Company had 36,528,293 shares of common stock issued and outstanding, compared to 23,338,267 in 2005.

5.    Amendment to Certificate of Designation of Preferred Shares

      In May 2006, the Company's certificate of designation for the preferred shares was amended whereby the liquidation preference was corrected to be $2 per preferred share rather than the incorrect $750,000 per share in the original certificate.

6.    Preferred and Common Stock Restricted under Rule 144

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

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

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

      In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600. The balance due on this judgment as of September 30, 2006 is approximately $11,000.

NOTE F - LIQUIDITY

      The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a recent history of significant losses and has incurred losses of $1,544,178 and $836,939 for the nine months ended September 30, 2006 and 2005, respectively.

      During the three months ended September 30, 2006, the Company continued its increased efforts to improve sales of its legacy products and to gain new sales for current and future products, which are in various stages of development. The Company also continues to work towards the establishment of a Wi-Tron subsidiary in China. Our financial condition relies on continuing equity investment until, if ever, we are successful in commercializing our new product lines and opening up new geographic regions. During the first nine months of 2006 sales revenues were not enough to offset operations, SG&A and R&D expenses.

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

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

      Now, under new management, the Company is working to increase sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth. The key to long term growth in the wireless industry is anticipating and leading the evolution of power amplifier development. The Company intends to build partnerships and marketing strengths from a series of new design platforms - some of which have already been developed - in order to expand market opportunities across technologies, frequency bands and power ranges.

NOTE G - OFFICER LOANS

1.    Officer Loans and Employment Agreements

      On June 27, 2005, the Board of Directors resolved to enter into new employment agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries. In September 2006, that resolution was memorialized in employment agreements as follows:

(i) Devendar S. Bains - (employment agreement dated September 1, 2006) in settlement of the liability for accrued and unpaid salaries, the Company agreed to:

      a. issue a three year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant"), with 750,000 remaining outstanding at September 30, 2006;

      b. pay the amount of $200,000 in full settlement of the debt due him from the Company, payable in quarterly installments of $50,000 starting September 30, 2006 through June 30, 2007, with $150,000 remaining outstanding at September 30, 2006;

      c. cancel 250,000 warrants for each $50,000 quarterly installment paid (250,000 were canceled concurrent with the September 2006 payment);

      d. provide the right to exercise the warrants periodically in lieu of receiving the quarterly cash payments;

      e. offer continued employment with the Company for a term of three (3) years at a salary of $80,000 per year; and

      f. revert to a consulting agreement at a monthly amount of $5,000 for 12 months upon the payment in full of the $200,000 debt settlement (following the last $50,000 quarterly payment). As a consultant, the customary benefits allowed under his regular employment will be retained.

      As a result of the employment agreement with Devendar S. Bains, the face amount of the loan balance of $345,843 immediately prior to the settlement exceeded the minimum cash settlement amount of $200,000 by $145,843. The excess was credited to additional paid-in capital. The current value of the warrants (based on the current trading prices of the underlying common stock) that secure this liability is less than the minimum cash settlement amount of $200,000. Accordingly, the contribution to additional paid-in capital was measured by the minimum cash settlement amount of $200,000.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

      Devendar S. Bains beneficially owns 1,050,000 stock options (50,000 of which are owned by his wife) that have been extended until May 2008, and are otherwise not affected by this settlement.

(ii) Tarlochan S. Bains - (employment agreement dated July 1, 2005) in settlement of the liability for accrued and unpaid salaries, the Company agreed to (a) issue 500,000 shares of restricted common stock valued at $185,000, (b) enter into an employment agreement at $80,000 per year, (c) issue 300,000 incentive stock options exercisable at $.20 per share pursuant to the 2005 Plan valued at $61,695, and (d) issue 200,000 non-qualified stock options which vest immediately and are exercisable at $.20 per share valued at $48,760, with an unspecified number of additional options to be issued over the next two years at exercise prices to be determined by the Board of Directors in accordance with the 2005 Plan at the time of issuance. The value of the shares and options less the face amount of the loan balance was charged to operations as officer compensation.

2.    Other Related Party Transactions

      As of September 30, 2006, accounts payable includes $34,310 due to Tek, Ltd., a company wholly owned by John C. Lee. During the nine months ended September 30, 2006, Tek, Ltd. made purchases of parts, supplies, services and equipment rentals on behalf of the Company for a total of $35,576 and, as per
Note I.1., incurred rent to Tek, Ltd of $51,750.

NOTE H - SEGMENT INFORMATION

      The Company has not pursued its wireless Internet connectivity business since 2003 and is essentially currently operating in one segment.

NOTE I - COMMITMENTS AND OTHER COMMENTS

1.    Premises leases

      On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, Ltd. ("Tek") a company wholly owned by John Lee, the Company entered into a non cancelable operating lease with Tek which commences on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease. The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2006                      $ 17,250
2007                        72,000
2008                        30,000
                          --------
                          $119,250
                          ========

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2006

      Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $51,750 and $67,887 for the nine months ended September 30, 2006 and 2005, respectively.

2.    Phoenix Opportunity Fund II, L.P.

      On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), to make certain investments in the Company. Due to a dispute among the Parties with respect to the terms of the loan transaction, the Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at September 30, 2006 was $10,000. As yet, no action has been taken by Phoenix concerning this default.

3.    Segue Ventures LLC - Craig H. Bird

      On April 16, 2006, the Company entered into a one year consulting agreement for investor/public relations services on behalf of the Company by Craig H. Bird with Segue Ventures LLC (an entity owned by Craig H. Bird, who is the Secretary of the Company and a director). The agreement provides for monthly cash compensation of $10,000 and for Company issuance of 125,000 shares of the Company's restricted common stock each month over a period of 12 months for a total of 1,500,000 shares. The agreement is renewable for one additional year through April 13, 2008, unless terminated by either party on 60 days written notice.

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

The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 should be read in conjunction with the Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report filed April 6, 2006.

GENERAL INFORMATION ABOUT WI-TRON

Wi-Tron's Mission is to become a world leader in ultra-linear, high-value power amplifier technology products for wireless telecommunication infrastructure providers by anticipating and exceeding their needs and expectations, while providing high profit margins to the Company.

Background: The Company was incorporated on December 14, 1995 as Amplidyne Inc. and renamed Wi-Tron, Inc in August 2005. Since that time Wi-Tron has been reorganizing its operational structure and making management changes. In November 2005, the Company retained Spectral Advantage to create a new business strategy. In April 2006, the Company hired Segue Ventures as a business consultant and IR/PR representative and in June 2006, Mr. Joe Nordgaard as CEO and a director. Led by Mr. Joe Nordgaard (CFO), Wi-Tron is attempting to grow its customer base through sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth to leverage into a growing $2 billion a year amplifier market.

Wi-Tron has 15 proven product designs for Radio Frequency Amplifiers, Wi-Max Amplifiers, Wi-Fi Solutions and Wireless Repeaters; patents in Analog Pre-Distortion techniques and 15 years experience in custom RF amplifier design and manufacturing.

HISTORY OF THE RF AMPLIFIER INDUSTRY

Until about 2003, large telecom equipment manufacturers such as Ericsson, Motorola, Nortel and Lucent Technologies maintained comprehensive R&D departments to design and manufactured their own RF amplifiers. This was effective, but expensive and consequently they cut back much of their R&D capabilities to streamline operations and reduce costs. As a result, the industry became more standardized, but telecom service providers now have increased their reliance on outsourced design, manufacturing and solutions.

This outsourcing shift, coupled with the rapid growth in the cellular industry, caused rapid growth of the RF amplifier industry. The two largest US manufacturers, Powerwave Inc. and Andrews Corp., dominate the RF amplifier industry's cutting-edge technologies development, which represents the highest profit margins in the industry. The rest of the industry is serviced by dozens of small companies around the world, who tend to focus on lower technology solutions and lower profit margins. Companies of any size that show R&D prowess are quickly acquired by the industry giants so they retain the most advanced technologies available.

This outsourcing and acquisition trend has led amplifier and component designs toward increased complexity and technical sophistication in the form of complete RF Subsystems. However, there are still major problems in the form of power and signal inefficiencies that the major companies are not solving sufficiently. Much of Wi-Tron's future success is based on solving these problems.

PLANS FOR IMPROVING RESULTS OF OPERATIONS

At Wi-Tron, Inc., we are taking advantage of many opportunities in the wireless industry by developing state-of-the-art RF amplifier technology for the second, third and fourth generation wireless telecommunications systems. We are developing advanced RF amplifier designs that significantly increase power and frequency efficiency and resolve key issues relating to the ever increasing need for more complex broadband, multi-channel solutions. We continue to build our R&D team to capitalize on these opportunities, where both the greatest demand and the greatest opportunity to gain market-share with high margin solutions exist.

Initially, Wi Tron will work to increase sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth. Wi Tron intends to build partnership and marketing strengths from a series of design platforms, some of which have already have been developed, in order to expand our market opportunities across technologies, frequency bands and power ranges.

Our strategy is to develop, manufacture and sell the most advanced amplifier products in the world, which could give Wi Tron a lead time to market advantage against the largest names in the industry. Wi Tron's new amplifiers are energy efficient, have wide bandwidth and digital clarity, with embedded intellectual property protection. These products are in great demand by wireless service providers and equipment vendors around the world. Wi-Tron's products will save energy costs, while providing high speed data, video and streaming video transmissions, with high voice quality to wireless customers around the world. There are additional savings to service providers each Wi-Tron amplifier can do the workload of several older amplifiers.

We have developed eight new amplifier products for the wireless communications market. Our sales and marketing efforts are focused on Latin America, Asia, Europe and U.S. markets. We plan to establish "Wi-Tron China" to accelerate our penetration of the Chinese market and to manage our outsourced manufacturing operations in China.


Results of Operations - The Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005.

Revenues for the three months ended September 30, 2006 declined by $88,983 from $105,363 to $16,380, or 84% compared to the three months ended September 30, 2005. The majority of the amplifier sales for the three months ended September 30, 2006 were obtained from the Wireless Local Loop amplifier products to a European customer. Sales of amplifiers were 100% of total sales compared to 97% of total sales for the same period last year. The high speed wireless Internet products and broadband solutions accounted for approximately 3% of total sales for the three months ended September 30, 2005.

We continue to develop and refine our amplifier products for the wireless communications market. We have completed the development of our W CDMA amplifier with DSP control, with sales initially targeted at Asian markets. To this end product is being submitted to potential customers for evaluation. If we are successful, we anticipate production orders and as such we are retaining our core production personnel even though the sales of our older products are declining.

Cost of sales was $58,264 or 356% of sales compared to 167% during the same period for 2005. Gross margin for the three months ended September 30, 2006 amounted to a loss of $(41,884) (256%) compared to a loss of $(70,765) (67%), for the same period ended September 30, 2005. The decline in gross margin was principally due to our very low sales volume and the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in ensuing periods.

Selling, general and administrative expenses for the three months ended September 30, 2006 increased by $501,706 to $707,502 (including share based compensation of $509,304) from $205,796 for the same period in 2005. Expressed as a multiple of sales, the selling, general and administrative expenses were approximately 43 times sales in 2006 and approximately 2 times sales in 2005. The principal factors contributing to the increase in selling, general and administrative expenses costs in connection with our efforts to improve administrative activities, including increased accounting costs, as well as management changes requiring additional (mostly share-based) compensation. Excluding share-based compensation, total selling, general and administrative expenses for the three months ended September 30, 2006 decreased by $7,598 to $198,198 (approximately 12 time sales) from $205,796 (approximately 2 times sales) for the same period in 2005. In the quarter ended September 30, 2006, we continued to maintain lower staffing levels. In the fourth quarter of 2006 and in 2007 we anticipate hiring key and essential engineers, technicians and consultants to enhance our R&D program, improve international business development and increase product sales.

Research, engineering and development expenses were $79,011 or approximately 5 times net sales for the three months ended September 30, 2006 compared to $86,570 or 82% of net sales in 2005. In 2006, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $NIL in 2006 and 2005 because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

In 2006 the Company settled an account with a vendor resulting in a gain of $17,629.

Interest expense was $4,501 for the three months ended September 30, 2006 compared to $2,516 the three months ended September 30, 2005 and was principally related to private placement notes payable in the current year and other convertible notes payable in the preceding year..

As a result of the foregoing, the Company incurred net losses of $(815,675) or $(0.02) per share for the quarter ended September 30, 2006 compared with net losses of $(395,479) or $(0.04) per share for the same quarter in 2005.


Results of Operations - The Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005.

Revenues for the nine months ended September 30, 2006 declined by $268,394 from $402,304 to $133,910, or 67% compared to the nine months ended September 30, 2005.

The majority of the amplifier sales for the nine months ended September 30, 2006 were obtained from the Wireless Local Loop amplifier products to a European customer.

Cost of sales was $281,169 or approximately 2 times sales compared to $469,756 or 117% of sales during the same period for 2005. The decline in gross margin was principally due to our very low sales volume and the lowered production while staff in production was retained in anticipation rotating into new product. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2006.

Selling, general and administrative expenses increased for the nine months ended September 30, 2006 by $707,985 to $1,121,804 (including share based compensation of $563,645) from $413,819 in 2005. Expressed as a multiple of sales, the selling, general and administrative expenses were approximately 8.4 times sales in 2006 and approximately 1 times sales in 2005. The principal factors contributing to the increase in selling, general and administrative expenses were costs in connection with our efforts to improve administrative activities, including increased accounting costs, as well as management changes requiring additional (mostly share-based) compensation. Excluding share-based compensation, total selling, general and administrative expenses for the nine months ended September 30, 2006 increased by $144,340 to $558,159 (approximately 4 time sales) from $413,819 (approximately 1 times sales) for the same period in 2005. In the quarter ended September 30, 2006, we continued to maintain lower staffing levels. In the fourth quarter of 2006 and in 2007 we anticipate hiring key and essential engineers, technicians and consultants to enhance our R&D program, improve international business development and increase product sales.

Research, engineering and development expenses were $255,353 or 191% of net sales for the nine months ended September 30, 2006 compared to $316,547 or 79% in 2005. In 2006, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had other income in 2006 of $NIL. Other income was $3,292 in 2005. In 2006 the Company settled an account with a vendor resulting in a gain of $17,629.

Interest expense was $13,500 in 2006 compared to $3,115 in 2005 and was principally related to private placement notes payable in the current year and other convertible notes payable in the preceding year..

As a result of the foregoing, the Company incurred net losses of $(1,544,178) or $(0.05) per share for the nine months ended September 30, 2006 compared with net losses of $(836,939) or $(0.08) per share for the same period in 2005.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations through the sale of restricted common stock in private placements and paying officers and consultants with restricted common stock, options and warrants in lieu of cash. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2006 we had an accumulated deficit of $26,491,902. Potential immediate sources of liquidity are private placements of common stock.

As of September 30, 2006, our current liabilities exceeded our cash and receivables by $684,457. Our current ratio was 0.29 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.18 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $92,243 in inventory, of which $21,675 represents component parts. Based on year to date usage, we are carrying 86 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able to realize cash from all of our existing inventories.

Our cash used for operating activities was $1,183,018. This year we repaid officer loans of $76,346.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectible accounts. At September 30, 2006 and December 31, 2005 no allowance for doubtful accounts was required.

Our inventories decreased by $16,348 to $92,243 in 2006 compared to $108,591 at December 31, 2005, a decrease of 15%.

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

3. ALLOWANCE FOR DOUBTFUL ACCOUNTS

Because of our small customer base, we determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectible accounts. Therefore, our allowance for doubtful accounts and our provision for doubtful accounts may not bear a consistent relationship to sales but we believe that this is the most accurate and conservative approach under our circumstances.

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

5. STOCK-BASED EMPLOYEE COMPENSATION

The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $563,645 of stock-based compensation for the nine months ended September 30, 2006.

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

Item 3. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures:

            Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

            WI-TRON, INC. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective both as of September 30, 2006 and the date of this filing, in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

            Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate.

      * We had particular difficulty in recording transactions related to stockholders' equity and tracking and recording related charges to operations.

      * We found that our ability to track our inventory quantities and to correctly apply complex pricing calculations to finished goods and work-in-progress is inadequate and resulted in substantial additional adjustments. Furthermore, we discovered that lower of cost or market tests were not adequately applied.

      * Although we produced our financial statements and Form 10-QSB without outside assistance for the current quarter, we believe that we may need to engage the assistance of a third party financial accounting consulting firm as our transactions, particularly in the area of stockholders' equity, become more complex.

(b)   Changes in Internal Controls Over Financial Reporting:

      We have instituted additional monitoring procedures by the Chief Financial Officer, but otherwise have made no changes that have materially affected or are likely to materially affect our internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Except as otherwise noted, the securities described in this Item were issued pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 and/or Regulation D promulgated under the Securities Act. Each such issuance was made pursuant to individual contracts that are discrete from one another and are made only with persons who were sophisticated in such transactions and who had knowledge of and access to sufficient information about Wi-Tron, Inc. to make an informed investment decision.

Proceeds from all securities sales were used to fund day-to-day operations of the Company.

                                 Person or Class  Total Offering                                  Securities Act
  Date     Title  Shares Issued    of Persons         Price           Type of Consideration          Exemption
--------  ------  -------------  ---------------  --------------  ------------------------------  --------------
07/01/06  Common      250,000       Secretary        $ 91,250     Compensation                     Section 4(2)
07/15/06  Common      125,000       Secretary          36,250     Compensation                     Section 4(2)
07/18/06  Common      800,000       Secretary         200,000     Cash                             Section 4(2)
07/18/06  Common       80,000       Secretary          20,000     Compensation                     Section 4(2)
08/15/06  Common      125,000       Secretary          37,500     Compensation                     Section 4(2)
09/05/06  Common      300,000        Chairman             N/A     Conversion of preferred shares   Section 4(2)
09/15/06  Common      125,000       Secretary          41,250     Compensation                     Section 4(2)
09/15/06  Common      500,000          V.P.           185,000     Compensation                     Section 4(2)
09/16/06  Common    1,000,000       Secretary         250,000     Cash                             Section 4(2)
09/16/06  Common      132,246        Employee          46,286     Compensation                     Section 4(2)
09/20/06  Common       40,000          CEO             13,200     Cash                             Section 4(2)
09/20/06  Common      200,000          CFO                N/A     Conversion of preferred shares   Section 4(2)
09/20/06  Common       40,000       Employees          13,200     Options exercise                     N/A
                    ---------                        --------
                    3,717,246                        $933,936
                    =========                        ========

ITEM 3. Defaults Upon Senior Securities.

We are in default on payments of principal and interest on the notes payable in connection with private placement of notes and common stock in the aggregate principal amount of $300,000 and accrued interest of $20,515.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Item 5. OTHER INFORMATION

Officers of the Company have voluntarily surrendered certain potential future rights that could have resulted in the issuance of 6,200,000 options to acquire the Company's common stock. A lawyer also voluntarily surrendered options to acquire 250,000 shares of the company's common stock.

Item 6. EXHIBITS

The following is a list of exhibits to this Form 10-QSB:

10.1 -   Employment Agreement - Devendar S. Bains

10.2 -   Employment Agreement - Tarlochan S. Bains

10.3 -   Consulting Agreement - Segue Ventures LLC

31.1 -   Certification of the Company's Chief Executive Officer pursuant to
         Section 302 of the Sarbanes Oxley Act of 2002.

31.2 - Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 -   Certification of the Company's Chief Executive Officer pursuant to
         Section 906 of the Sarbanes Oxley Act of 2002.

32.2 - Certification of Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WI-TRON, INC.


Dated: November 17, 2006                By: /s/ Joe Nordgaard
                                            ------------------------------------
                                        Name: Joe Nordgaard
                                        Title: Chief Executive Officer,


Dated: November 17, 2006                By: /s/ Jessica Lee
                                            ------------------------------------
                                        Name: Jessica Lee
                                        Title Chief Financial Officer