Form 10KSB
period 2006-12-31
Wi-Tron, Inc.
filed 2007-05-18
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from __________ to __________

Commission File No. 0-21931

  Wi-Tron, Inc.
(Name of Small Business Issuer in Its Charter)

Delaware	22-3440510
(State or Other Jurisdiction of Incorporation or Organization)z	(I.R.S. Employer Identification No.)

59 LaGrange Street, Raritan, New Jersey	08869
(Address of Principal Executive Offices)	(Zip Code)

Issuer’s telephone number, including area code: (908) 253-6870

Securities registered pursuant to Section 12(b) of the Act: None.

Securities registered pursuant to Section 12 (g) of the Act: Common Stock

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.              ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.          Yes ☒  No ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

 Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). ☐

Issuer’s revenues for its most recent fiscal year were $154,309

The aggregate market value of the voting and non-voting common equity held by non-affiliates of computed by reference to the closing price of such stock as of March 31, 2007, was approximately $2,276,006.

The number of shares outstanding of the issuer's common stock as of May 16, 2007 was 50,028,293

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format  Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report and any documents incorporated herein by reference, if any, contain forward-looking statements that have been made within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These forward-looking statements refer to our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

There may be other risks and circumstances that management may be unable to predict. When used in this Report, words such as, “believes,” “expects,” “intends,” “plans,” “anticipates,” “estimates” and similar expressions are intended to identify and qualify forward-looking statements, although there may be certain forward-looking statements not accompanied by such expressions.

PART I

Item 1.  Description of Business

GENERAL INFORMATION ABOUT WI-TRON

Wi-Tron’s Mission is to become a world leader in ultra-linear, high-value power amplifier technology products for wireless telecommunication infrastructure providers by anticipating and exceeding their needs and expectations, while providing high profit margins to the Company.

Background: The Company was incorporated on December 14, 1995 as Amplidyne Inc. and renamed Wi-Tron, Inc in August 2005. Since that time Wi-Tron has been reorganizing its operational structure and making management changes. The company is led by its CEO and Chairman John Lee. The company has retained Joe Nordgaard as a Business Development Consultant.

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

This outsourcing shift, coupled with the rapid growth in the cellular industry, caused rapid growth of the RF amplifier industry. The two largest US manufacturers, Powerwave Inc. and Andrews Corp., dominate the RF amplifier industry’s cutting-edge technologies development, which represents the highest profit margins in the industry. The rest of the industry is serviced by dozens of small companies around the world, who tend to focus on lower technology solutions and lower profit margins. Companies of any size that show R&D prowess are quickly acquired by the industry giants so they retain the most advanced technologies available.

This outsourcing and acquisition trend has led amplifier and component designs toward increased complexity and technical sophistication in the form of complete RF Subsystems. However, there are still major problems in the form of power and signal inefficiencies that the major companies are not solving sufficiently. Much of Wi-Tron’s future success is based on solving these problems.

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

Initially, Wi Tron will work to increase sales of RF amplifiers while simultaneously developing cutting edge technological designs for near and long term sales growth. Wi-Tron intends to build partnership and marketing strengths from a series of design platforms, some of which have already have been developed, in order to expand our market opportunities across technologies, frequency bands and power ranges.

Our strategy is to develop, manufacture and sell the most advanced amplifier products in the world, which could give Wi-Tron a lead time to market advantage against the largest names in the industry. Wi Tron’s new amplifiers are energy efficient, have wide bandwidth and digital clarity, with embedded intellectual property protection. These products are in great demand by wireless service providers and equipment vendors around the world. Wi-Tron’s products will save energy costs, while providing high speed data, video and streaming video transmissions, with high voice quality to wireless customers around the world. There are additional savings to service providers each Wi-Tron amplifier can do the workload of several older amplifiers.

We have developed new amplifier products for the wireless communications market. Our sales and marketing efforts are focused on Latin America, Asia, Europe and U.S. markets. We plan to establish “Wi-Tron China” to accelerate our penetration of the Chinese market and to manage our outsourced manufacturing operations in China

We intend to refine our products as needed and in a timely fashion in order to obtain market share.

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

All amplifiers create distortion when they are run at a high power level. In an ideal case the output of the amplifier would faithfully reproduce the input signal without any distortion. In real life, however, distortion characteristics are produced. These distortion products can cause interference with another caller’s channel, which in turn produces poor call quality. By using a simple, patented technology, we recreate the distortion for the amplifier in such a manner to cancel the interference signals.

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

Wireless Local Loop /W-Max. Wireless local loop and Wi-Max systems are increasingly being adopted in developing markets to more quickly implement telephone and Data communication services. In certain developing countries, wireless local loop and Wi-Max systems provide an attractive alternative to copper and fiber optic cable based systems, with the potential to be implemented more quickly and at lower cost than wire line telephone systems. The Company designs, manufactures and markets MCLPA and single channel amplifiers for infrastructure equipment systems in the wireless local loop and Wi-Max market in the 2 and 3.5 GHz bands.

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

W-CDMA Amplifier Development. In 2005/6, we completed the development of a wide band 80W MCLPA with Digital Signal Processing technology and Wi-Max Products.

Local Loop and Wi-Max Amplifiers. Local loop and Wi-Max amplifiers are designed with a proprietary circuit to achieve a high linearity, which translates to better call quality through the mini cell. These amplifiers can be ordered as modules or in a rack configuration.

Low Noise Amplifiers, Cellular, PCS, GSM, W-CDMA and WI-MAX amplifiers are manufactured with a mix of silicon, LDMOS and GaAsFET devices. These amplifiers offer the user the lowest noise and the highest intercept point, while maintaining good efficiency. Received calls at a base station are low in level due to the fact that hand held cellular phones typically operate at half a watt power level. This weak signal has to be amplified clearly which is done by using our low noise amplifier. All amplifiers undergo a 72-hour burn-in period to ensure reliable filed operation.

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

Backlog/Future Orders

We regularly review our backlog (which includes projected future orders from customers) that we expect to ship over the next 12 months. We have had to change schedules and delay orders depending on customer needs. Customer schedules or requirements may frequently change and in some cases result in cancellation of orders, in response to which the Company has to change its production schedule. Changes and cancellations exist since, among other matters, the wireless communications industry is characterized by rapid technological change, new product development, product obsolescence and evolving industry standards. In addition, restructuring of the company resulted in low activity during most of 2005 and 2006. This uncertainty may lead to postponement or cancellation of future or current orders. In addition, as technology changes, corporations are frequently requested to update and provide new prototypes in accordance with new specifications if products become obsolete or inferior. Therefore, we have been focusing on strategic partnerships to provide better quality solutions to our partners with higher margin sales opportunities.

The Company has no significant backlog of orders. In the present state of the telecommunications industry there is a reluctance of companies to commit to large blanket orders. We expect to see this trend, of just in time orders, to continue during 2007. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Customers, Sales & Marketing

Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company’s markets in 2006 and 2005.

Net Revenues By Market Categories
(In thousands)

	Year Ended December 31,
Amplifier Markets	2006	2005
Wireless Telephony	$154	$471
Satellite Communications, Custom and other Products

* Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry decreased from approximately $471,000 in 2005 to $154,000 in 2006.

* Wireless Internet and Broadband solutions. The Company decided not to pursue this business in 2005

* International Sales. Sales of wireless products outside the United States accounted for 88% of sales in 2006.

* Sales and Marketing. The Company’s officers and sales and marketing consultants maintain significant contact with potential prospects and key customers, ensuring close technical liaison with customer engineers and purchasing managers.

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

We have historically devoted a significant portion of its resources to research, engineering and development programs. Our research, engineering and development expenses in fiscal 2006 and 2005 were approximately $338,000 and $552,000, respectively, and represented approximately 219% and 117% respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in our models for 3G W-CDMA and Wi-Max.

During most of 2006, we spent substantial sums to refine our 3G 80W W-CDMA amplifier and develop Wi-Max RF amplifier products..

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

Employees

As of May 16, 2007, we had a total of 12 full-time employees: 2 in operations, 7 in engineering and 3 in administration. We employ one consultant in sales and marketing and one in engineering. We believe our future performance will depend in large part on our ability to retain highly skilled employees. None of our employees are represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

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

In addition to other information in this Annual Report, the following important factors should be carefully considered in evaluating us and our business, because such factors currently have a significant impact on the Company’s business, prospects, financial condition and results of operations.

RISK FACTORS

You should carefully consider the risks described below before investing in our company. The risks and uncertainties described below are not the only ones facing our company. Other risks and uncertainties that we have not predicted or assessed may also adversely affect our company.

Some of the information in this Annual Report contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as “may,” “will,” “expect,” “anticipate,” “believe,’ “intend,” “estimate,” and “continue” or other similar words. You should read statements that contain these words carefully for the following reasons:

•	the statements may discuss our future expectations;

•	the statements may contain projections of our future earnings or of our financial condition; and

•	the statements may state other “forward-looking” information.

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

We have incurred net losses of $1,891,235 and $1,318,735 for the years ended December 31, 2006 and 2005, respectively. These losses were due primarily to substantially reduced sales, against which our cost-cutting efforts have yielded minimal results. We are expecting increased sales for amplifier products to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. Reduced demand for our products by our key customer has reduced our sales significantly. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit of $26,838,959 as of December 31, 2006.

We have limited cash available, and may not have sufficient cash to continue our business operations without the additional financing.

To date, we have financed our operations principally through the private placement of shares of common stock. Our current burn rate is approximately $150,000 per month, and we will require substantial additional financing at various intervals for manufacturing, marketing and sales capabilities, our research and development programs, and for operating expenses including intellectual property protection and enforcement. We may seek additional funding from public or private financings, but there is no assurance that such additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain and continue development programs at their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of its development programs or to enter into license or other arrangements with third parties to commercialize products or technologies. Our auditors have included an “uncertainty paragraph” in their audit report on our financial statements regarding our ability to continue as a going concern.

The report from our independent auditors includes an explanatory paragraph regarding the doubt that we can continue as a going concern.

The auditors’ report on our financial statements for the year ended December 31, 2006 and 2005 both include an explanatory paragraph stating that our losses, lack of cash and otherwise limited financial resources raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Our plan to address our ability to continue as a going concern, include: (1) obtaining additional funding from the sale of securities; (2) increasing revenues from the sales of our products; and (3) obtaining loans and grants from various financial and/or governmental institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

The demand for our products will depend in large part upon continued and growing demand within the wireless telecommunications industry for power amplifiers. During 2006 restructuring of our business resulted in low activity and recovery of our business has been slow, therefore the demand for our products will remain subject to great uncertainty from quarter to quarter.

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

Power transistors and certain other key components used in our products for our amplifiers are currently available from only a limited number of suppliers. Certain of our suppliers have limited operating histories and limited financial and other resources. Our suppliers may prove to be unreliable sources of certain components. Furthermore, we have no written agreements with our suppliers. In the past, we have not purchased key components in large volumes but anticipate that our need for component parts will increase. If we are unable to obtain sufficient quantities of components, particularly power transistors, we could experience delays or reductions in product shipments. Such delays or reductions could have a material adverse effect on our business, financial condition and results of operations. Additionally, such delays or reductions may have a material adverse effect on our relationships with customers and result in the termination of existing orders and/or a permanent loss in our future sales. Our wireless internet products are manufactured at offshore facilities. The lack of supply from this source due to any reason could adversely impact our business.

Our success will rely on our ability to enter into strategic partnerships.

We are currently developing and expect to continue to develop strategic partnerships and other relationships in order to expand our business. The failure to successfully develop such relationships could have a material adverse effect on our business, financial condition and result of operations.

Our success relies on a small number of customers.

In 2006, 4 customers accounted for 96% of our sales and 3 customers accounted for 100% of our accounts receivable. We anticipate that sales of our products to relatively few customers will account for a majority of our 2007 revenues. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

Our limited marketing experience may adversely affect our business.

We are not sure whether our marketing efforts will be successful or that we will be able to maintain competitive sales and distribution capabilities.

Our management owns a significant amount of our outstanding common stock.

Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 58% of our issued and outstanding common stock, not including common stock options they may own. In 2005, control shifted to John Chase Lee, our president and CEO, who loaned us $650,000 in connection with a Note Purchase Agreement. In settlement of these loans, Mr. Lee was issued 131,000 shares of our Series C Convertible Preferred Stock, which is convertible at any time into 13,100,000 shares of common stock. As of May 16, 2007, Mr. Lee had converted all of his preferred shares into common stock. As a result, Mr. Lee holds approximately 28% of our outstanding voting stock on a fully diluted basis. Accordingly, Mr. Lee and other affiliates may be in a position to affect the election of all of our directors and control the company.

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

To be successful, we must adapt to our rapidly changing market by continually enhancing the technologies used for communications. If we are unable, for technical, legal, financial or other reasons, to adapt in a timely manner in response to changing market conditions or user requirements, our business could be materially adversely affected. Significant issues concerning the commercial use of communication technologies, including security, reliability, cost, ease of use and quality of service, remain unresolved and may inhibit the growth of businesses relying on the Internet. Our future success will depend, in part, on our ability to meet these challenges. Among the most important challenges facing us is the need to:

•  effectively use established technologies;

•  continue to develop our technical expertise; and

•  respond to emerging industry standards and other technical changes.

All of these changes must be met in a timely and cost-effective manner. We cannot assure you that we will succeed in effectively meeting these challenges and our failure to do so could materially and adversely affect our business.

Risks associated with sales outside of the United States may adversely affect our business.

International sales represented approximately 88% and 100% of our net revenues for the years ended December 31, 2006 and 2005, respectively. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

Sales of our products outside of the United States are denominated in U.S. dollars. An increase in the value of the U.S. dollar relative to foreign currencies would make our products more expensive and, therefore, potentially less competitive outside the United States. Additional risks inherent in our sales abroad include:

•      the impact of recessionary environments in economies outside the United States;

•  generally longer receivables collection periods;

•  unexpected changes in regulatory requirements;

•  tariffs and other trade barriers;

•  potentially adverse tax consequences;

•  reduced protection for intellectual property rights in some countries;

•  the burdens of complying with a wide variety of foreign laws.

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

Our quarterly operating results may fluctuate significantly in the future due to a variety of factors that could affect our revenues or our expenses in any particular quarter. Factors that may affect our quarterly results include:

•  our ability to attract and retain customers;

•  development of competitive products;

•  the short term nature of manufacturing and engineering orders to date;

•  unforeseen changes in operating expenses;

•  the loss of key employees; and

•  unexpected revenue shortfalls.

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

There are significant consequences associated with our stock trading on the OTC Bulletin Board rather than a national exchange. The effects of not being able to list our securities on a national exchange include:

•	Limited release of the market prices of our securities;

•	Limited news coverage of us;

•	Limited interest by investors in our securities;

•	Volatility of our stock price due to low trading volume;

•	Increased difficulty in selling our securities in certain states due to “blue sky” restrictions;

•	Limited ability to issue additional securities or to secure financing.

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

We are authorized to issue 100,000,000 shares of our common stock. As of December 31, 2006, there were 36,928,293 shares of our common stock issued and outstanding, which amount does not include:

(1)  20,000 exercisable at $.20 through March 2010

(2)  600,000 exercisable at $.20 through August 2009

(3)  750,000 exercisable at $.20 through August 2009

(4)  75,000 exercisable at $.96 through March 2007

As of December 31, 2006 we had at least 41,926,707 shares of authorized but unissued common stock available for issuance without further shareholder approval after taking into consideration the following: exercise of the above options and warrants totaling 1,445,000 shares, exercise of options granted to our securities lawyer of 1,000,000 shares, and conversion of 130,000 preferred shares into 13,000,000 common shares. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market for our securities.

In addition, we have 5,000,000 shares of authorized preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. At December 31, 2006, we had 130,000 shares of Series C Convertible preferred shares outstanding, which were issued in 2005 to John C. Lee and a business associate of Lee in full payment of convertible promissory notes of $650,000. Additional issuances of any of our preferred stock could have an adverse effect on the holders of our common stock.

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

We may lose our eligibility for quotation on the OTC Bulletin Board (“OTCBB”) and our securities may be removed from the OTCBB.

On April 18, 2007, the National Association of Securities dealers (“NASD”) notified us that because we were delinquent in our filing of this Form 10-KSB for the year ended December 31, 2007; our securities would be removed from quotation on the OTCBB effective May 22, 2007 unless this form is filed by 5:30 p.m. E.S.T. on May 18, 2007. We also expect that our Form 10-QSB for the quarter ended March 31, 2007 will be filed late. If our 10-QSB is filed late as expected we would have two delinquencies this year and within the past 24 month period. OTCBB rules provide that an OTCBB issuer that is delinquent three times in a 24 month period will be ineligible for OTCBB quotation for a period of one year. Accordingly, if we are delinquent again after this past quarter, we may become ineligible for OTCBB quotation for a period of one year which will severely limit the marketability of our common stock.

Item 2.  Description of Property.

The Company leases from a Tek, Ltd., company wholly owned by John C. Lee, approximately 11,000 square feet, at 59 LaGrange Street, Raritan, NJ 08869, which serves as the Company's executive offices and manufacturing facility. On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commenced on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease. The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2007	$72,000
2008	30,000
$102,000

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

1.  A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2006.

2.  In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600. The last payment made was in November 2006 and the Company is in default of the settlement agreement. There is a remaing balance of $7,917 as of December 31, 2006.

3.  In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United states District court in Tampa, Florida. The settlement provided for, among other obligations, issuance of 250,000 shares of restricted common stock by July 14, 2004. On November 8, 2005, 250,000 shares were issued in connection with this settlement.

Item 4.  Submission of Matters To a Vote of Security Holders

None

PART II

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

The following table sets forth the range of high and low closing prices for the Company's common stock for fiscal years 2005 and 2004 and for the period of January 1, 2006 up to March 31, 2006 as reported by the OTCBB. The trading volume of the Company’s securities fluctuates and may be limited during certain periods. As a result, the liquidity of an investment in the common stock may be adversely affected.

Common Stock
High		Low
January 1 - March 31, 2007	.24	..03

2006 Calendar Year

January 1 - March 31.18		.10
April 1-June 30.44		.12
July1-September 30.38		.21
October 1-December 31.44		.26

2005 Calendar Year

January 1 - March 31.04		.02
April 1-June 30.27		.02
July1-September 30.30		.18
October 1-December 31.20		.09

On April 19, 2007, the closing price of the common stock as reported on OTCBB was $.05. On May 16, 2007, there were 50,028,293 shares of common stock outstanding, held of record by approximately 1,400 record holders (not including 5,816,043 shares held in street name).

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation, and have no intention to do so in the future.

Recent Sales of Unregistered Securities

Sales in 2007 and 2006 not previously reported on a Current Report on Form 8-K, or on a Quarterly Report on Form 10-QSB.

In November 2006, Craig Bird, a holder of 5% of the outstanding common stock, and a former officer, purchased 200,000 shares of restricted common stock for an aggregate purchase price of $40,000.

In November 2006, pursuant to a subscription agreement dated September 26, 2006, the Company issued 200,000 shares of restricted common stock to Joseph Nordgaard (former CEO) for $.20 per share for aggregate gross proceeds of $40,000.

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

Item 6.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Fiscal Year ended December 31, 2006 compared to Fiscal Year ended December 31, 2005.

Revenues for the fiscal year ended December 31, 2006 decreased by $317,177 from $471,487 to $154,310, or 67% compared to the fiscal year ended December 31, 2005. This was due to build up of inventory during the previous year at our previously largest customer. The decline is largely represented by the decrease in sales to our previously largest European customer, which went down to approximately $41,000 in 2006 from approximately $354,000 in 2005, a decrease of approximately $313,000 or 88%.

The majority of the amplifier sales for the year ended December 31, 2006 were obtained from the Wireless Local Loop amplifier products to its European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $398,364 or 258% of sales (including an inventory write-down of $26,237) during the year ended December 31, 2006, compared to 133% during the same period for 2005. Our fixed overhead costs are relatively high for our current sales volume. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2006.

Selling, general and administrative expenses increased in 2006 by $681,173 to $1,284,384 from $603,211 in 2005. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 832% in 2006 and 128% in 2005. The principal factors contributing to the increase in selling, general and administrative expenses were related to settlements with an officer and a former officer, resulting in additional officer compensation of approximately $385,000. Additionally, we issued restricted common stock to our former secretary and public relations consultant as payment for approximately $266,000 consulting fees in 2006.

Research, engineering and development expenses were $337,799 representing 219% of net sales in 2006 compared to $552,076 representing 117% of net sales in 2005 Total research expendintures decreased $(214,277) or (39)%. In 2006 and 2005, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects. The Company used much of the proceeds from private placements to increase its research spending to develop and refine its products.

The Company had other income in $3,292 in 2006. Other income in 2005 was of $NIL.

The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $NIL in 2006 and $73,126 in 2005.

Interest expense was $18,001 in 2006 and $8,092 in 2005, principally related to $300,000 of convertible notes issued in private placements in 2005.

As a result of the foregoing, the Company incurred net losses of $1,891,235 or $0.06 per share for the year ended December 31, 2006 compared with net losses of $1,318,735 or $0.09 per share for the same period in 2005.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the John Lee. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2006, we had an accumulated deficit of $26,838,959. Potential immediate sources of liquidity are private placements of common stock.

As of December 31, 2006, our current liabilities exceeded our cash and receivables by $949,776. Our current ratio was 0.12 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.03 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $94,587 in inventory, of which $26,722 represents component parts. Based on last years usage, we are carrying 25 days worth of parts inventory. Because of the lead times in our manufacturing process, we replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of December 31, 2006, we had an overdraft of $(36,140) compared to cash in banks of $34,998 at December 31, 2005. Overall our cash position declined by $71,138 during 2006. We have no cash and we are dependent on private placement funds to cover our working capital needs. Our cash used for operating activities was $1,477,593. This year we repaid loans of to officers of $76,246.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. We had no allowance for doubtful accounts in 2006 of 2005.

Our inventories decreased by $14,004 to $94,587 in 2006 compared to $108,591 in 2005, a decrease of 13% We believe that the reasons for the decreased inventories was largely due to the $26,237 of write-downs of obsolete parts and the fact that vendor relations have not allowed us to stock up on parts in advance because we are on C.O.D. terms with most vendors.

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

5. STOCK-BASED EMPLOYEE COMPENSATION

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated and there is no cumulative effect upon adoption of SFAS 123(R).

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2005 as no options were granted to employees during that period. All stock-based compensation during the year ended December 31, 2006 was paid in the form of restricted common stock.

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

Item 7.  Financial Statements.

See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.  Changes in and Disagreement With Accountants On Accounting And Financial Disclosure.

On January 17, 2007, the Registrant's independent auditor KBL, LLP (the "Former Accountant") advised the Registrant that it declined to stand for re-election. On the same date, the Registrant appointed Moore & Associates, Chartered, as its principal accountants.
The decision to change accountants was approved by the Company's board of directors. The Company did not consult with Moore & Associates Chartered on any matters prior to retaining such firm as its principal accountants.

The Former Accountant's audit reports on the financial statements of the Company for the fiscal years ended December 31, 2005 and December 31, 2004 contained no adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principles.

During the years ended December 31, 2005 and 2004, and through the interim period ended January 17, 2007, there were no disagreements with the Former Accountant on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedures, which disagreements if not resolved to the satisfaction of the Former Accountant would have caused them to make reference thereto in their reports on the financial statements for such periods.

During the years ended December 31, 2005 and 2004, and through the interim period ended January 17, 2007, the Former Accountant did not advise the Company with respect to any of the matters described in paragraphs (a)(1)(iv)(A) and (B) of Item 304 of Regulation S-B, except to advise the Registrant that its internal controls necessary to develop reliable financial statements were deficient. The subject matter of these reports from the Former Accountant was discussed in detail by the Board of Directors with the Former Accountant prior to the release of the financial statements for both of the aforementioned periods. The Registrant authorized the Former Accountant to respond fully to the inquiries of the successor accountant concerning the subject matter of the Former Accountants' comments on internal control deficiencies.

Item 8a: Controls and Procedures.

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

*	We had particular difficulty in recording transactions related to stockholders’ equity and tracking and recording related charges to operations.

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

(b) Changes in Internal Controls Over Financial Reporting:

We have made no changes that have materially affected or are likely to materially affect our internal controls over financial reporting.

PART III

Item 9.  Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

Name	Age	Position(s) with the Company

John Chase Lee*	77	Chief Executive Officer, President, and Director.

Tarlochan Bains*	57	Vice President - Amp Division, and Director

Devendar S. Bains	56	Chief Technology Officer

Mikio Tajima	73	Director

* Member of the Compensation Committee and Audit Committee.

John Chase Lee is not related to Jessica Hye Lee or Joong Bin Lee. Jessica Hye Lee and Joong Bin Lee are husband and wife. Tarlochan Bains and Devendar S. Bains are brothers.

Background of Executive Officers and Directors

John Chase Lee has served as Chief Executive Officer, President, and a Director since June 2005. From September 2004 to June 2005, he served solely as a director. He has served as President of Tek, Ltd., a distribution company doing most of its business in South Korea. Mr. Lee has had many and diverse executive positions and business ownership experiences. Mr. Lee has three Masters (M. Div from Princeton Seminary, M.A. from U of Oregon, and MCRP from Rutgers University).

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

Devendar S. Bains has served as Chief Technology Officer since June 2005. Since the Company’s inception in 1988, Mr. Bains served as Chairman of the Board, Chief Executive Officer, Treasurer and a Director. He was also President of the Company from inception through September 2001. From 1983 to 1988 Mr. Bains was Group Project Leader of Amplifier division of Microwave Semiconductor Corporation. Previously, Mr. Bains was employed at G.E.C. in Coventry, England. Mr. Bains received a Bachelors Degree in Electronic Engineering from Sheffield University, England, and a Masters Degree in Microwave Communications from the University of Leeds and Sheffield, England. Mr. Bains is the brother of Tarlochan Bains and the husband of Nirmal Bains.

Mikio Tajima has served as a Director since September 2005. Mr. Tajima held several positions with the United Nations, including his last position as Director of Economic Policy and Social Development. He received a degree in Economics and International Relations both in Japan and UC in Berkeley, CA, and a M.A. from Columbia University in International Administration and Organization.

Audit Committee

Mr. Lee and Tarlochan Bains serve on our audit committee. The committee reviews, among other matters, the professional services provided by the Company's independent auditors, the independence of such auditors from management of the Company, the annual financial statements of the Company and the Company's system of internal accounting controls. The audit committee also reviews such other matters with respect to the accounting, auditing and financial reporting practices and procedures of the Company as it may find appropriate or as may be brought to its attention. The audit committee adopted an audit committee charter in 2002 and intends to adopt a new charter, which conforms to the requirements of the Sarbanes-Oxley Act of 2002.

Since the resignation of our former Chief Financial Officer, Jessica Hye Lee, a certified public accountant with over 20 years of experience, we no longer have a financial expert on the audit committee. The Company is seeking a financial expert to replace Ms. Lee, but has not been successful thus far.

The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2006.

For the year ended December 31, 2006, the Company incurred professional fees to its auditors in the amount of $51,152, all of which related to auditing and quarterly review services. No non-audit services have been provided to the Company by its current auditor.

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

Item 10. Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 2006, 2005and 2004 for its Chief Executive Officer and Vice President, respectively. Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.

						Long-Term Compensation Awards
		Annual Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/ SARS (#)	Payouts LTIP Payout	All Other Comp
John C. Lee	2006	$24,000	-
Chief Executive Officer	2005	$24,000	-
And Director

Devendar S. Bains,	2006	$80,000	-	$15,000	(1)		750,000
Chief Technology officer	2005	$121,000	-	$20,000	(1)
	2004	$140,250	-	$20,000	(1)

Tarlochan Bains,	2006	$80,000		$15,000		500,00	500,000
Vice President	2005	$90,000		$15,000
and Director	2004	$100,000		$15,000

Joseph Nordgard	2006	$70,000		$-
Former Chief Executive Officer

(1)	Represents payment for health insurance and automobile insurance/lease payments on behalf of such individual but does not include deferred compensation.

Employment Agreements

On June 27, 2005, the Board of Directors resolved to enter into new employment agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries. In September 2006, that resolution was memorialized in employment agreements as follows:

(i) Devendar S. Bains - (employment agreement dated September 1, 2006) in settlement of the liability for accrued and unpaid salaries, the Company agreed to:

a.	issue a three year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant"), with 750,000 remaining outstanding at December 31, 2006;

b.
pay the amount of $200,000 in full settlement of the debt due him from the Company, payable in quarterly installments of $50,000 starting September 30, 2006 through June 30, 2007, with $150,000 remaining outstanding at December 31, 2006;

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

(ii) Tarlochan S. Bains - (employment agreement dated July 1, 2005) in settlement of the liability for accrued and unpaid salaries, the Company agreed to (a) issue 500,000 shares of restricted common stock valued at $185,000, (b) enter into an employment agreement at $80,000 per year, (c) issue 300,000 incentive stock options exercisable at $.20 per share pursuant to the 2005 Plan valued at $61,695, and (d) issue 200,000 non-qualified stock options which vest immediately and are exercisable at $.20 per share valued at $48,760, with an unspecified number of additional options to be issued over the next two years at exercise prices to be determined by the Board of Directors in accordance with the 2005 Plan at the time of issuance. Accordingly, the Company has reflected aggregate officer compensation charged to operations of $223,879 (the value of the shares and options of $274,890 less the face amount of the loan balance of $51,110).

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

On October 19, 2005, the Company’s stockholders and Directors amended and renewed the 1996 Option Plan, designated the 2005 Stock Option Plan (the “2005 Option Plan”), which provided for the issuance of up to 5,000,000 options. The 2005 Option Plan will be administered by the Board of Directors or a committee appointed by the Board of Directors (the "Committee") which will determine, in its discretion, among other things, the recipients of grants, whether a grant will consist of ISOs, NQOs or a combination thereof, and the number of shares to be subject to such options.

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

As of December 31, 2006, 2,850,000 options to purchase Common Stock under the Option Plans. The options are exercisable at between $.15 and $0.37 and expire on at various dates through 2015. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

Other Options

On January 13, 2006, the Company issued an option to purchase 1,000,000 shares of common stock at an exercise price of $.20 per share for legal services rendered.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of March 31, 2007, the beneficial ownership of our common stock (i) by the only persons who are known by us to own beneficially more than 5% of our common stock; (ii) by each director and executive officer; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested warrants and options are fully exercised, and all preferred stock is converted, and is based on 50,028,293 shares of common stock issued and outstanding as of March 31, 2007.

Name and Address of	Shares of Common		Percentage
Beneficial Owner*	Stock Owned (1)		Ownership

John Chase Lee	14,380,632	(2)	28.7%

Tarlochan Bains	576,726		1.2%

Devendar S. Bains	3,212,985	(3)	4.3%

Mikio Tajima	—		—

Harris Freedman	2,509,525	(4)	5.0%
1241 Gulf of Mexico Dr.
Longboat Key, FL 34228

Craig H. Bird	7,199,650		14.4%
261 Old York Rd. #518
Jenkintown, PA 19046

All Officers and Directors	17,970,343		41.7%
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

(2) Represents (a) 200,000 shares of common stock held directly by Mr. Lee, (b) 109,400 shares of common stock held jointly with Mr. Lee’s spouse, (c) 625,000 shares of common stock held by Mr. Lee’s spouse, of which Mr. Lee disclaims beneficial ownership, (d) 646,232 shares of common stock held by Axxon Corporation, a company wholly owned by Mr. Lee, and (e) 128,000 shares of Series C Convertible Preferred Stock, which is convertible into 12,800,000 shares of common stock at any time. John Chase Lee is not related to either Jessica Hye Lee or Joong Bin Lee.

(3) Includes (a) options to purchase 1,000,000 shares of common stock held by Mr. Bains, and (b) options to purchase 50,000 shares of common stock within 60 days, and 28,173 shares of common stock held by Mr. Bains= spouse.

(4) Represents (a) 1,373,901 shares held by Bridge Ventures, Inc., of which Mr. Freedman is an officer, (b) 927,124 shares held by Annelies Freedman IRA, Mr. Freedman’s spouse, and of which Mr. Freedman disclaims beneficial ownership, (c) 86,600 shares held by Harris Freedman, IRA, (c) 69.900 shares held by SMACS Holding Corp., of which Mr. Freedman is an officer, and (d) 52,000 shares held by Mr. Freedman individually.

Item 12. Certain Relationships and Related Transactions and Director Independence.

The Board’s Audit Committee is responsible for review, approval, or ratification of “related-person transactions” between the Company or its subsidiaries and related persons. Under SEC rules, a related person is a director, officer, nominee for director, or 5% stockholder of the Company since the beginning of the last fiscal year and their immediate family members. The Audit Committee determines whether the related person has a material interest in a transaction and may approve, ratify, rescind, or take other action with respect to the transaction in its discretion.

In the year ended December 31, 2006, the following related party transactions occurred:

In November 2006, Craig Bird, a holder of 5% of the outstanding common stock, and a former officer, purchased 200,000 shares of restricted common stock for an aggregate purchase price of $40,000.

In November 2006, pursuant to a subscription agreement dated September 26, 2006, the Company issued 200,000 shares of restricted common stock to Joseph Nordgaard (former CEO) for $.20 per share for aggregate gross proceeds of $40,000.

In March 2006, Craig Bird purchased 1,500,000 shares of common stock at $.15 per share for gross proceeds of $225,000

In March 2006, Susan Lee, the wife of our CEO John Lee, purchased 625,000 shares at $.08 per share for gross proceeds of $50,000.

In May 2006, Craig Bird purchased 500,000 shares of common stock at $.22 per share for gross proceeds of $110,000.

Director Independence.

Only Mikio Tajima, a non-employee director, qualifies as “independent” in accordance with the published listing requirements of NASDAQ: Mr. Lee, Tarlochan Bains, and Devendar Bains do not qualify as independent because they are Wi-Tron employees. The NASDAQ rules have both objective tests and a subjective test for determining who is an “independent director.” The objective tests state, for example, that a director is not considered independent if he is an employee of the Company or is a partner in or executive officer of an entity to which the Company made, or from which the Company received, payments in the current or any of the past three fiscal years that exceed 5% of the recipient’s consolidated gross revenue for that year. The subjective test states that an independent director must be a person who lacks a relationship that, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director.

Mr. Tajima is considered “independent” under the objective tests. In assessing independence under the subjective test, the Board took into account the standards in the objective tests, and reviewed and discussed additional information provided by the directors and the Company with regard to each director’s business and personal activities as they may relate to the Company and its management. Based on all of the foregoing, as required by NASDAQ rules, the Board made a subjective determination as to Mr. Tajima that no relationships exists which, in the opinion of the Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. The Board has not established categorical standards or guidelines to make these subjective determinations, but considers all relevant facts and circumstances.

In addition to the board-level standards for director independence, the directors who serve on the Audit Committee each satisfy standards established by the SEC providing that to qualify as “independent” for the purposes of membership on that Committee, members of audit committees may not accept directly or indirectly any consulting, advisory, or other compensatory fee from the Company other than their director compensation.

Transactions Considered in Independence Determinations.

In making its independence determinations, the Board considered transactions occurring since the beginning of 2004 between the Company, its predecessors, and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to the Company and a person or entity with a known connection to a director are presented to the Board for consideration. In making its subjective determination that each non-employee director is independent, the Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service (IRS) standards for compensation committee members. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence.

Indemnification.

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

Item 13.  Exhibits.

(a) (1) Financial Statements.

The following financial statements are included in Part II, Item 7:

Page

Report of Independent Certified Public Accountants	F-2 to F-3

Financial Statements

Balance Sheets	F-4 to F-5

Statements of Operations	F-6

Statement of Stockholders' Deficiency	F-7

Statements of Cash Flows	F-8 to F-9

Notes to Financial Statements	F-10 to F-28

(a) (2) Exhibits

1.1(1)	Form of Underwriting Agreement

1.2(1)	Form of Selected Dealer Agreement

1.3(1)	Form of Agreement Among Underwriters

3.1(1)	Certificate of Incorporation of the Company

3.2(1)	Certificate of Merger (Delaware)

3.3(1)	Certificate of Merger (New Jersey)

3.4(1)	Agreement and Plan of Merger

3.5(1)	By-Laws of the Company

3.6(2)	Certificate of Designation of Series A Preferred Stock

3.7(3)	Certificate of Amendment to the Certificate of Incorporation

4.1(1)	Specimen Certificate for shares of Common Stock

4.2(1)	Specimen Certificate for Warrants

4.3(1)	Form of Underwriter’s Purchase Option

4.4(1)	Form of Warrant Agreement

10.1(1)	1996 Incentive Stock Option Plan

10.2(1)	Employment Agreement between the Company and Devendar S. Bains

10.3(1)	Employment Agreement between the Company and Tarlochan Bains

10.4(1)	Employment Agreement between the Company and Nirmal Bains

10.5	Intentionally Omitted

10.6	Intentionally Omitted

10.7(1)	Agreement between the Company and Electronic Marketing Associates, Inc.

10.8(1)	Agreement between the Company and Link Microtek Limited.

10.9(1)	Agreement between the Company and ENS Engineering.

10.10(4)	Settlement Agreement between John Chase Lee and the Company

10.11	2005 Stock Option Plan

14	Code of Ethics

31.1	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

31.2	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).

32.1	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

32.2	Written Statement of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2, No. 333-11015.

(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on August 3, 1999.

(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on November 9, 2005.

(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on July 21, 2005.

WI-TRON, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Certified Public Accountants	F-2 to F-3

Financial Statements

Balance Sheets	F-4 to F-5

Statements of Operations	F-6

Statement of Stockholders' Deficiency	F-7

Statements of Cash Flows	F-8 to F-9

Notes to Financial Statements	F-10 to F-28

-F1-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WI-TRON, INC.

We have audited the accompanying balance sheet of Wi-Tron, Inc. as of December 31, 2006 and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wi-Tron, Inc., as of December 31, 2006 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

May 17, 2007	MOORE & ASSOCIATES, CHARTERED
Las Vegas, NV

-F2-

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
WI-TRON, INC. (F/K/A AMPLIDYNE, INC.)

We have audited the accompanying balance sheet of Wi-Tron, Inc. as of December 31, 2005 and the related statements of operations, stockholders' deficiency, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wi-Tron, Inc., as of December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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
Forest Hills, New York

-F3-

WI-TRON, INC.
BALANCE SHEETS
December 31, 2005

	2006	2005
ASSETS - PLEDGED

CURRENT ASSETS

Cash and cash equivalents	$-	$34,998
Accounts receivable, net of allowance for doubtful accounts of $1,000 and $NIL in 2006 and 2005, respectively	25,077	21,926
Inventories	94,587	108,591
Prepaid expenses and other	-	1,208

Total current assets	119,664	166,723

PROPERTY AND EQUIPMENT - AT COST

Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(625,635)	(621,306)
	13,532	17,861

SECURITY DEPOSIT	5,500	5,500
TOTAL ASSETS	$138,696	$190,084

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

-F4-

WI-TRON, INC.
BALANCE SHEETS
December 31, 2005

	2006	2005
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES

Overdraft	$36,140	$-
Secured note payable -- Phoenix -- payment default	$10,000	$20,000
Accounts payable	211,700	280,293
Other convertible notes payable	-	-
Notes payable issued in connection with private placement of common stock, including accrued interest of $25,016 (2006) and $7,015 (2005) - payment default	325,016	307,015
Accrued expenses and other current liabilities (including delinquent federal payroll taxes, penalties and interest aggregating $1,822 (2006) and $90,752 (2005)	102,397	214,998
Accrued settlement of litigation	95,000	95,000
Loan payable to TEK, Ltd.	44,500	-
Loans payable - officers	150,100	423,200
TOTAL CURRENT LIABILITIES REPRESENTING TOTAL LIABILITIES	974,853	1,340,506

STOCKHOLDERS' (DEFICIENCY)

Convertible Preferred Stock, Series C - authorized 5,000,000 shares of $.0001 par value with a liquidation preference of $2 per share; 130,000 shares issued and outstanding at December 31, 2006 - liquidation preference $260,000 140,000 shares issued and outstanding at December 31, 2005 - liquidation preference $280,000	13	14

Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 36,928,293 and 23,338,267 shares issued/issuable and outstanding at December 31, 2006 and 2005, respectively	3,694	2,334

Additional paid-in capital	25,999,095	23,794,954

Accumulated deficit	(26,838,959)	(24,947,724)
	(836,157)	(1,150,422)
	$138,696	$190,084

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

-F5-

WI-TRON, INC.
STATEMENTS OF OPERATIONS
Year ended December 31, 2005

	2006	2005

Net sales	$154,309	$471,487

Cost of goods sold (including write-down of raw materials inventory of $26,237 in 2006 and $129,906 in 2005)	398,364	626,003

Gross loss	(244,055)	(154,516)

Operating expenses

Selling, general and administrative	1,284,384	603,211
Research, engineering and development	337,799	552,076
	1,622,183	1,155,287
Operating loss	(1,866,238)	(1,309,803)

Nonoperating income (expenses)

Interest income and other income	3,292	-
Interest expense	(18,001)	(8,092)
Federal tax penalties and interest	(26,558)	(51,738)
Settlements of accounts payable	17,629	-
Loan conversion costs	-	(21,627)
Sale of New Jersey tax benefits	-	73,126

Loss before income taxes	(1,889,876)	(1,318,134)
Provision for income taxes	1,359	601
NET LOSS	$(1,891,235)	$(1,318,735)

Net loss per share - basic and diluted	$(0.06)	$(0.09)

Weighted average number of shares outstanding	32,078,424	15,195,746

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

-F6-

Wi-Tron, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2006 and 2005

	Series C Convertible Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-In Capital	Accumulated Deficit	Total
BALANCE AT DECEMBER 31, 2006 (restated)	-	$-	10,668,267	$1,067	$22,502,985	$(23,628,989)	$(1,124,937)
Net loss for the year ended December 31, 2005						(1,318,735)	(1,318,735)
Issuance of convertible preferred stock in satisfaction of certain loans from John C. Lee and Jessica Lee	140,000	14			699,986		700,000
Notes payable converted into common stock			370,000	37	44,363		44,400
Private placement of common stock, net of costs of $56,000			12,050,000	1,205	515,795		517,000
Private placements costs to be paid with issuable common stock			200,000	20	25,980		26,000
Issuance of common stock for services rendered by third party			50,000	5	5,845		5,850

BALANCE AT DECEMBER 31, 2005	140,000	14	23,338,267	2,334	23,794,954	(24,947,724)	(1,150,422)

Net loss for the year ended December 31, 2006						(1,891,235)	(1,891,235)
Private placements of common stock			11,075,000	1,108	1,365,084		1,366,192
Shares sold to officer at prices below market			40,000	4	13,196		13,200
Conversion of preferred stock into common stock	(9,000)	(1)	900,000	90	(89)		-
Offering costs paid through the issuance of stock options					62,809		62,809
Shares issued to employee in satisfaction of vacation pay			40,000	4	9,914		9,918
Amortization of share based compensation					7,467		7,467
Public/investor relations fees paid by issuance of common stock			237,780	24	59,421		59,445
Public/investor relations consulting agreement			625,000	63	206,187		206,250
Shares issued to officer to reimburse for legal fees paid by him in 2003 with Company shares owned by him			132,246	13	46,273		46,286
Settlement of officer loans through issuance of common stock			500,000	50	274,840		274,890
Contribution of capital by officer - settlement of officer loans at less than face amounts	-	-		-	145,843		145,843
Employee options exercises			40,000	4	13,196		13,200

BALANCE AT DECEMBER 31, 2006	131,000	$13	36,928,293	$3,694	$25,999,095	$(26,838,959)	$(836,157)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

-F7-

Wi-Tron, Inc.
STATEMENTS OF CASH FLOWS
Year ended December 31, 2005

	2006	2005
Cash flows from operating activities:
Net Loss	$(1,891,235)	$(1,318,735)
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale of property & equipment	-	-
Amortization of share based compensation	7,467	-
Salary deferrals added to officer loans	-	62,635
Restricted common stock issued on employee options exercise	7,200	-
Provision for inventory write-down	26,237	129,906
Depreciation and amortization	4,329	5,537
Share-based compensation of officer in connection with settlement of officer loans	223,879	-
Shares issued to employee in satisfaction of vacation pay	9,918	-
Interest accrued added to private placement and convertible promissory notes	18,001	7,015
Loan conversion costs	-	21,627
Payment of security deposits	-	(5,500)
Shares issued to officer to reimburse for legal fees paid by him in 2003 with Company shares owned by him	46,286	-
Consultants paid through the issuance of common stock	265,695	5,850
Changes in assets and liabilities
Accounts receivable	(3,151)	(6,329)
Inventories	(12,233)	71,136
Prepaid expenses and other assets	1,208	(1,212)
Accounts payable and accrued expense	(181,194)	(54,370)
Advances from customer	-	(22,008)
Total adjustments	413,642	214,287

Net cash used in operating activities	(1,477,593)	(1,104,448)
Cash flows from investing activities:
Purchase of property and equipment	-	(21,647)

Net cash (used in) provided by investing activities	-	(21,647)

Cash flows from financing activities:
(Decrease) Increase in overdraft	36,140	-
Payment of secured promissory note to Phoenix	(10,000)	(20,000)
Proceeds from convertible notes pursuant to Lee financing	-	194,000
Proceeds from notes payable in connection with private placement of common stock	-	300,000
Proceeds from the sale of common stock via private placements	1,429,001	573,000
Shares sold to officer at prices below market	13,200	-
Employee options exercises	6,000	-
Proceeds from loans from TEK, Ltd.	44,500	-
Repayment of loans from officers	(76,246)	(8,141)

Net cash provided by financing activities	1,442,595	1,038,859

Continued on next page

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

-F8-

Wi-Tron, Inc.
STATEMENTS OF CASH FLOWS
Year ended December 31, 2005

Continued from previous page

NET (DECREASE) IN CASH	$(34,998)	$(87,236)

Cash and cash equivalents at beginning year	34,998	122,234

Cash and cash equivalents at end year	$-	$34,998

Supplemental disclosures of cash flow information:

Cash paid for: Interest	$406	$-
Income taxes	$1,359	$601

Noncash financing activities:

Restricted common stock issued to settle officer loans	$51,011	$-
Contribution of capital by officer - settlement of officer loans at less than face amounts	145,843	-

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

-F9-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

Wi-Tron, Inc. (the Company) has historically operated in one segment, which is the design, manufacture and selling of ultra linear single and multi channel power amplifiers, cellular base station components, and broadband wireless products to the worldwide wireless telecommunications market.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $1,891,235 and $1,318,735 in 2006 and 2005, respectively.

With no remaining cash and reduced revenues, management believes that the Company will continue to have some difficulty meeting its working capital obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and private placements of debt or equity. If we don't substantially improve our deteriorated revenues or if we are unable to raise additional capital through private placements, there will be serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

In the past, the Company funded certain operating expenses through borrowings (in the form of deferring salaries and cash advances) from officers and principal shareholders. The Company also issued its stock in lieu of cash payments for compensation, sales commissions and consulting fees, wherever possible.

Management's plans for dealing with the foregoing matters include:

•  Increasing sales of its high speed internet connectivity products through both individual customers, strategic alliances and mergers.

•  Decreasing the dependency on certain major customers by aggressively seeking other customers in the amplifier markets;

•  Partnering with significant companies to jointly develop innovative products, which has yielded orders with multinational companies to date, and which are expected to further expand such relationships;

•  Maintaining a reduced cost structure through a more streamlined operation by using automated machinery to produce components for our products;

-F10-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

•  Deferral of payments of officers' salaries, as needed;

•  Reducing overhead costs and general expenditures.

•  Merging with another company to provide adequate working capital and jointly develop innovative products.

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

-F11-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As virtually all of our products are made to customer specifications, we do not keep finished goods in stock except for completed customer orders that have not been shipped. Our work-in-progress generally consists of customer orders that are in the process of manufacture but are not yet complete at the period end date. We review all of our components for obsolescence and excess quantities on a periodic basis and make the necessary adjustments to net realizable value as deemed necessary. At December 31, 2006 and 2005, inventories consisted of the following:

	2006	2005
Component parts	$26,722	$58,177
Work-in-progress	46,040	36,431
Finished Goods	21,825	13,983
	$94,587	$108,591

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

4. VALUATION OF LONG-LIVED ASSETS

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2006.

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

Additionally, the Company assumes certain insurance risks by self-insuring and its statutorily required workers compensation coverage lapsed due to non-payment of the premiums. The Company has no reserves to cover self insurance losses.

-F12-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

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

During 2006, 4 customers accounted for approximately 96% of net sales 3 customers accounted for and 100% of net accounts receivable at December 31, 2006. Export sales in 2006 accounted for approximately 88% all net sales including 60% to Europe.

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

8. STOCK-BASED EMPLOYEE COMPENSATION

On January 1, 2006 the Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004), “Share-Based Payment,” (“SFAS 123(R)”). SFAS 123(R) requires the Company to recognize expense related to the fair value of employee stock option awards and to measure the cost of employee services received in exchange for an award of equity instruments based on the grant date fair value of the award. This eliminated the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB 25”). Prior to January 1, 2006, we accounted for the stock based compensation plans under the recognition and measurement provisions of APB 25, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation.”

-F13-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123(R), using the modified-prospective-transition method. Under that transition method, compensation cost recognized in 2006 and beyond includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all stock-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123(R). Results for prior periods have not been restated and there is no cumulative effect upon adoption of SFAS 123(R).

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2005 as no options were granted to employees during that period. All stock-based compensation during the year ended December 31, 2006 was paid in the form of restricted common stock.

9. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

10. ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $5,951 and $500 for the years ended December 31, 2006 and 2005, respectively.

11. LOSS PER SHARE

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

-F14-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

12. SEGMENT INFORMATION

The Company has not pursued its wireless Internet connectivity business since 2003 and is currently operating in one segment.

13. FAIR VALUE OF FINANCIAL INSTRUMENTS

Cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses reported in the consolidated balance sheets equal or approximate fair value due to their short maturities.

14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We are assessing FAS No. 159 and have not yet determined the impact that the adoption of FAS No. 159 will have on our results of operations or financial position, if any.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements , or SAB 108, that requires public companies to utilize a “dual approach” to assessing the quantitative effects of financial misstatements. This dual approach includes both an income statement focused assessment and a balance sheet focused assessment. SAB 108 is effective for annual financial statements covering the first fiscal year ending after November 15, 2006. We are currently assessing the impact of SAB 108 but do not expect that it will have a material effect on our results of operations or financial condition.

In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157 Fair Value Measurements. This statement defines fair value, establishes a fair value hierarchy to be used in generally accepted accounting principles and expands disclosures about fair value measurements. Although this statement does not require any new fair value measurements, the application could change current practice. The statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this statement to its financial position and results of operations.

In September 2006, the FASB issued SFAS No. 158 Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an Amendment of FASB Statements No. 87, 88, 106, and 132(R). This statement requires a company to recognize the funded status of a benefit plan as an asset or a liability in its statement of financial position. In addition, a company is required to measure plan assets and benefit obligations as of the date of its fiscal year-end statement of financial position. The recognition provision of this statement, along with additional disclosure requirements, is effective for fiscal years ending after December 15, 2006, while the measurement date provision is effective for fiscal years ending after December 15, 2008. Management does not believe that adoption of this statement will have a material impact on the financial position of the Company.

-F15-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

In July 2006, the FASB interpretation (“FIN”) No. 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, was issued regarding accounting for, and disclosure of, uncertain tax positions. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes,” and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for fiscal years beginning after December 15, 2006. Management does not believe that adoption of this statement will have a material impact on the financial position of the Company.

In March 2006, the FASB issued SFAS No. 156, Accounting for Servicing of Financial Assets, an Amendment of SFAS No. 140. SFAS No. 156 requires separate recognition of a servicing asset and a servicing liability each time an entity undertakes and obligation to service a financial asset by entering into a servicing contract. This statement also requires that servicing assets and liabilities be initially recorded at fair value and subsequently adjusted to the fair value at the end of each reporting period. This statement is effective in fiscal years beginning after September 15, 2006. The Company feels implementation of this pronouncement will have no material effect on its financial statements.

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS NO. 155, Accounting for Certain Hybrid Financial Instruments- An Amendment of FASB No. 133 and 140. The purpose of SFAS statement No. 155 is to simplify the accounting for certain hybrid financial instruments by permitting fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. SFAS No. 155 also eliminates the restriction on passive derivative instruments that a qualifying special-purpose entity may hold. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of any entity's first fiscal year beginning after September 15, 2006.

In December 2004, the FASB issued SFAS No. 123 (revised 2004), “Share-Based Payment,” or SFAS No. 123R. SFAS No. 123R, which replaces SFAS No. 123 and supersedes APB Opinion No. 25, requires that compensation cost relating to share-based payment transactions be recognized in the financial statements, based on the fair value of the equity or liability instruments issued. On April 14, 2005, the SEC staff postponed implementation of SFAS No. 123 (R) and it is effective for the Company as of the beginning of the first interim or annual reporting period that begins after December 15, 2005 and applies to all awards granted, modified, repurchased or cancelled after the effective date. The Company adopted this statement as of January 1, 2006.

-F16-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

NOTE C - STOCKHOLDERS' EQUITY

1. Warrants and Options

At December 31, 2006, the following 1,445,000 warrants, remained outstanding:

(1)  20,000 exercisable at $.20 through March 2010

(2)  600,000 exercisable at $.20 through August 2009

(3)  750,000 exercisable at $.20 through August 2009

(4)  75,000 exercisable at $.96 through March 2007

At December 31, 2006, the Company had employee stock options outstanding to acquire 2,900,000 shares of common stock at exercise prices of $.15 to $0.20 per share.

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

The Company did not make the required $40,000 payment due on March 31, 2005 under the Phoenix rescission agreement, and the Company remains currently delinquent and owes a balance of $10,000 as of December 31, 2006. The Company made the following payments since March 31, 2005: $10,000 during the quarter ended June 30, 2005; $5,000 during the quarter ended September 30, 2005; $5,000 during the quarter ended December 31, 2005 and $10,000 during the quarter ended June 30, 2006. As yet, no action has been taken by Phoenix concerning this default.

In a separate transaction, John Chase Lee of Piscataway, NJ ("Lee") entered into a Note Purchase Agreement with the Company by which Lee agreed to lend the Company an initial $200,000 and up to an additional $200,000 in one or more installments on or before October 30, 2004. The Company agreed to deliver to Lee convertible promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Such conversion will take place at such time as the Company is able to do so. Messrs. Devendar Bains and Tarlochan Bains are required to devote their full business time and attention to the business of the Company for eight (8) years from May 25, 2004. In the event that either Devendar Bains or Tarlochan Bains must leave the employ of the Company for any reason, each agrees that, if requested by the Board of Directors of the Company, he will use his best efforts to find a qualified replacement for himself acceptable to the Board of Directors, and that he will not engage in a business competitive with the Company for a period of eight (8) years. On May 25, 2004, Lee loaned the Company $250,000, and was issued three convertible promissory notes which will be convertible in the aggregate into Series C shares representing approximately 40% of the Company's outstanding stock on a fully diluted basis, if and when converted. If not converted, the notes were payable on demand, provided that demand could not have been made before December 31, 2004, unless the Company was in default of the Note Purchase Agreement.

-F17-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

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

3. Private Placements of Common Stock and Debt

In June 2005 the Board of Directors consented to the following:

•   Authorized and created 500,000 Series C Convertible Preferred Stock with a par value of $.0001 with each share convertible into 100 shares of common stock;

•   Amend the Certificate of Incorporation to increase the authorized shares of common stock to 100,000,000 shares, $.0001 par value and preferred stock to 5,000,000 shares, $.0001 par value;

•   Authorize the conversion of $650,000 of the Lee notes into 130,000 shares of Series C Convertible Preferred Stock (converted on August 11, 2005);

•   Renew and amend the Stock Option Plan extending the plan for an additional ten (10) years and increasing the number of shares from 2,250,000 to 5,000,000;

•   Issue to Jessica Lee 10,000 shares of Series C Convertible Preferred Stock convertible into 1,000,000 shares of common stock in satisfaction of $50,000 due to her (converted on August 11, 2005);

-F18-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

•   Issue 185,000 shares to each of the holders of the convertible promissory notes (an aggregate of 370,000 shares) with a balance of $22,773 at June 30, 2005 at a price of $.06 per share reduced from the $.10 per share as set forth in the promissory notes (these shares were issued on July 26, 2005);

•   Issue 200,000 shares of common stock and 200,000 cashless warrants exercisable at $.30 per share to its lawyer for services rendered;

•   Issue an aggregate of 7,000,000 shares of common stock to certain selected individuals and entities via Private Placements (issued July 21, 2005) with piggy-back registration rights and;

•   Settlement of the liability for unpaid officer compensation through the issuance of common stock warrants and the establishment of new employment agreements (See Note F).

In June 2005, the Company completed two private placements of common stock aggregating 7,000,000 shares and $270,000 in cash proceeds.

In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $336,000 in cash proceeds as of December 31, 2005. The offering was represented by 6 units at $56,000 each. Each unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. A total of 600,000 shares were issued in this offering for a total of $36,000. The notes, aggregating $300,000, are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. The Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006 and again through November 2006. The Company issued warrants to purchase an aggregate of 600,000 shares of common staock exercisable at $.20 per share. These notes remain unpaid at December 31, 2006, and the Company may continue to seek further similar extensions on an ongoing basis. No actions have been taken by the note holders to collect the balance up to and since December 31, 2006 through the date of this filing.

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

-F19-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

In March 2006, the Company received gross proceeds of $50,000 ($.08 per share) from the wife of John C. Lee (Chairman of the Board of Directors) for 625,000 shares of restricted common stock.

4.  Series C Convertible Preferred Stock

As of December 31, 2006, there were 131,000 shares of Series C Convertible Preferred Stock outstanding, 125,000 of which are owned by John Lee, the Chairman of the Board of Directors and 6,000 of which are owned by Jessica Lee, the former Chief Financial Officer. Each share of the preferred stock is convertible into 100 shares of common stock. Accordingly, the outstanding preferred shares, in the aggregate, are convertible into 13,100,000 shares of common stock.

5. Other Issuances of Common Stock and Related Matters

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

-F20-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

Pursuant to a series of subscription agreements, the Company received $925,000 in proceeds from several issuances of restricted common stock it made to the former secretary/director (who was also the Company's public/investor relations consultant) as follows:

Date Issued		Shares Issued	Gross Proceeds
03/30/06		1,500,000	$225,000
05/04/06		500,000	110,000
05/17/06	(A)	400,000	100,000
07/18/06	(A)	800,000	200,000
09/08/06		1,000,000	250,000
11/11/06	(B)	200,000	40,000
		4,400,000	$925,000

(A) Governed by a subscription agreement dated July 18, 2006 for 1,200,000 shares at $.25 per share.

(B) Governed by a subscription agreement dated November 11, 2006 for 200,000 shares at $.20 per share.

During the year ended December 31, 2006 the Company issued 237,780 shares of restricted common stock to the former secretary/director as compensation for consulting services rendered valued at $59,445. Pursuant to the April 2006 consulting agreement, the Company issued 625,000 shares of restricted common stock to this individual resulting in charges to operations of $206,250.

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

In November 2006, pursuant to a subscription agreement dated September 26, 2006, the Company issued 200,000 shares of restricted common stock to Joseph Nordgaard (the now former CEO) for $.20 per share for aggregate gross proceeds of $40,000.

Net cash proceeds received by the Company from private placements of restricted common stock were $1,429,001 for the year ended December 31, 2006, compared to $1,067,000 during the year ended December 31, 2005. As of December 31, 2006 the Company had 36,928,293 shares of common stock issued and outstanding, compared to 23,338,267 shares outstanding as of December 31, 2005.

-F21-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

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

NOTE D - STOCK OPTION PLANS

An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. By majority consent of the shareholders in August 2005, the maximum number of shares set aside for this plan was increased to 5,000,000 and the plan was extended for an additional 10 year period. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 2,850,000 options remained outstanding at December 31, 2006.

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

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2005 as no options were granted to employees during that period. All stock-based compensation during the year ended December 31, 2006 was paid in the form of restricted common stock.

-F22-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

Stock option activity during 2006 and 2005, is summarized below:

	Shares of common stock attributable to options	Weighted average exercise price of options
Unexercised at December 31, 2004	1,720,000	$0.398
Expired at December 31, 2005 (as restated)	(320,000)	1.474
Unexercised at December 31, 2005 (as restated)	1,400,000	0.152
Issued during 2006	1,450,000	0.228
Unexercised at December 31, 2006	2,850,000	0.185

The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 2006:

	Options Outstanding				Options Exercisable
Exercise Prices	Number outstanding at period end	Weighted average remaining contractual life		Weighted average exercise price	Number exercisable at period end	Weighted average exercise price
$0.150	1,300,000	2.4 years	(1)	$0.150	1,350,000	$0.150
0.200	200,000	3.0 years		0.200	200,000	0.150
0.370	300,000	3.0 years		0.370	300,000	0.370
0.200	1,000,000	9.5 years		0.200	1,000,000	0.200
0.200	50,000	0.25 years		0.200	50,000	0.200
	2,850,000				2,900,000

(1) Expiration date extended from May 1, 2000 to May 31, 2004 and was re-priced on April 9, 2003 from $4.00 to $.15 per share and was extended again to May 31, 2009 at $.15 per share.

NOTE E - INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2006, the Federal net operating loss carryforwards are approximately $18,000,000. The net operating loss carryforwards expire at various dates through 2025, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $6,200,000 and $5,600,000 has been provided on the deferred tax asset at December 31, 2006 and 2005, respectively.

The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2006 and 2005, the Company received $NIL and $73,126, respectively, from the sale of such net operating losses. As a result of these transactions, the New Jersey net operating loss carryforwards are limited to the current year loss of approximately $1,300,000 at December 31, 2006.

-F23-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

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

The Company's tax provision for 2006 and 2005 is principally due to the impact of state income and minimum taxes.

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

Year ending December 31
2007	$72,000
2008	30,000
102,000

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $74,750 and $73,417 (of which $38,500 was in connection with the lease with Tek) for the years ended December 31, 2006 and 2005, respectively.

-F24-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

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

4. FEDERAL TAX LIENS

On January 18, 2005, the Internal Revenue Service filed a federal tax lien with the County Clerk of Somerset County, New Jersey, in the amount of $35,663. Since that date, the Company continued to be delinquent on additional tax periods and paid off some back periods. Consequently, more liens were filed by the government while several were released. These liens attach to all property currently owned by the Company as well as all property it may acquire in the future, until the liens are satisfied. The Company paid all related liabilities connected with these liens during the year ended December 31, 2006.

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

NOTE G - OFFICER LOANS

1. Officer Loans and Employment Agreements

As of December 31, 2006, the Company owes $150,000 to Devendar S. Bains, a former Chief Executive Officer for loans. This balance due is non-interest bearing and is secured by warrants to purchase 750,000 shares of common stock at $.20 per share, exercisable through September 2009 . The balance of $150,000 (after payment of $50,000 made in September 2006) is payable in three quarterly installments of $50,000 through September 2007. Each installment payment requires the surrender and cancellation of 250,000 warrants. 250,000 warrants were surrendered and cancelled in September 2006 concurrent with the $50,000 payment.

-F25-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

On June 27, 2005, the Board of Directors resolved to enter into new employment agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries. In September 2006, that resolution was memorialized in employment agreements as follows:

(i) Devendar S. Bains - (employment agreement dated September 1, 2006) in settlement of the liability for accrued and unpaid salaries, the Company agreed to:

a.	issue a three year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant"), with 750,000 remaining outstanding at December 31, 2006;

b.
pay the amount of $200,000 in full settlement of the debt due him from the Company, payable in quarterly installments of $50,000 starting September 30, 2006 through June 30, 2007, with $150,000 remaining outstanding at December 31, 2006;

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

(ii) Tarlochan S. Bains - (employment agreement dated July 1, 2005) in settlement of the liability for accrued and unpaid salaries, the Company agreed to (a) issue 500,000 shares of restricted common stock valued at $185,000, (b) enter into an employment agreement at $80,000 per year, (c) issue 300,000 incentive stock options exercisable at $.20 per share pursuant to the 2005 Plan valued at $61,695, and (d) issue 200,000 non-qualified stock options which vest immediately and are exercisable at $.20 per share valued at $48,760, with an unspecified number of additional options to be issued over the next two years at exercise prices to be determined by the Board of Directors in accordance with the 2005 Plan at the time of issuance. Accordingly, the Company has reflected aggregate officer compensation charged to operations of $223,879 (the value of the shares and options of $274,890 less the face amount of the loan balance of $51,110).

-F26-

WI-TRON, INC.
Notes to Financial Statements
December 31, 2006 and 2005

2. Other Related Party Transactions

As of December 31, 2006, accounts payable includes $69,636 due to Tek, Ltd. ("Tek"), a company wholly owned by John C. Lee. Additionally in 2006, Tek loaned the Company $44,500. between the accounts payable and the loan, the Company owes Tek 114,136 as of December 31, 2006. During the year ended December 31, 2006. Tek, Ltd. made purchases of parts, supplies, services and equipment rentals on behalf of the Company for a total of $73,092 and incurred rent to Tek, Ltd of $69,000.

NOTE H - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

1.  A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2006.

2.  In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600. The last payment made was in November 2006 and the Company is in default of the settlement agreement. There is a remaing balance of $7,917 as of December 31, 2006.

3.  In June 2004, the Company entered into a Settlement Agreement with Wayne Fogel, et al, before the United states District court in Tampa, Florida. The settlement provided for, among other obligations, issuance of 250,000 shares of restricted common stock by July 14, 2004. On November 8, 2005, 250,000 shares were issued in connection with this settlement.

-F27-

NOTE I - SUBSEQUENT EVENTS

On January 11, 2007, John Lee converted 125,000 shares of their preferred stock into 12,500,000 shares of common stock.

On January 11, 2007, Jessica Lee converted 6,000 shares of their preferred stock into 600,000 shares of common stock.

As a result of such preferred stock conversion, as of January 11, 2007, the Registrant had 50,028,293 shares of Common Stock and no shares of preferred stock issued and outstanding.

On January 2, 2007, Joseph Nordgaard resigned his position of Chief Executive Officer and Director. Mr. Nordgaard agreed to remain with the Registrant initially as an unpaid business development advisor and agreed to negotiate formal terms at some future point if the relationship was beneficial to both parties.

-F28-

Item 14:

Audit fees

Aggregate fees bills by the Company’s principal accountant were $51,052 in 2006 and $41,092 in 2005.

Audit-Related Fees

There were no audit related fees in 2006.

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

WI-TRON, INC.

By:	/s/ John C. Lee
Name: John C. Lee
Title: Chief Executive Officer, and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ John C. Lee
John C. Lee	Chief Executive Officer	May 17, 2007

/s/ Tarlochan S. Bains
Tarlochan S. Bains	Vice President and Director	May 17, 2007

/s/ Mikio Tajima	Director	May 17, 2007
Mikio Tajima