Form 10QSB
period 2007-03-31
Wi-Tron, Inc.
filed 2007-06-20
CIK 1016151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of June 19, 2007 was 50,528,293.

Transitional Small Business Format (check one); Yes ☐ No ☒

WI-TRON, INC.
FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

	Balance Sheets	1-2

	Statements of Operations	3

	Statements of Cash Flows	4

	Statement of Changes in Stockholders' Deficiency.	5

	Notes to Financial Statements	6-10

Item 2	Management's Discussion and Analysis of Financial
	Condition and Results of Operations	11-14

Item 3.	Controls and Procedures	14

PART II - OTHER INFORMATION

Item 1. Legal Proceedings		15

Item 2. Change in Securities		15

Signatures		16

Exhibit 31.1		17

Exhibit 31.2		18

Exhibit 32.1		19

Exhibit 32.2		20

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

It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the company’s latest shareholders’ annual report (Form 10-KSB).

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WI-TRON, INC.
BALANCE SHEETS

ASSETS (Pledged)	March 31 2007	December 31 2006

CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $702 in 2007 and 2006, respectively	$7,032	$25,077
Inventories	97,592	94,587
Prepaid expenses and other	-	-

Total current assets	104,624	119,664

PROPERTY AND EQUIPMENT - AT COST
Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(626,719)	(625,635)
	12,448	13,532

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS	5,500	5,500
	$122,572	$138,696

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	March 31 2007	December 31, 2006

CURRENT LIABILITIES
Overdraft	$57,944	$36,140
Secured note payable in connection with Phoenix investor rescinded agreement - payment in default	10,000	10,000
Accounts payable, including $126,093 and $69,636 due to Tek, Ltd. at March 31, 2007 and December 31, 2006 respectively	322,369	211,700
Notes payable issued in connection with private placement of common stock, including accrued interest of $11,515 (2006) and $7,015 (2005) - payment in default	329,516	325,016
Accrued expenses and other current liabilities (including delinquent federal and state payroll taxes, penalties and interest aggregating $96,051 at March 31, 2007 and $1,822 at December 31, 2006	241,982	197,397
Loans payable to Tek, Ltd.	213,005	44,500
Loans payable - officers	150,100	150,100
Total current liabilities representing total liabilities	1,324,916	974,853
STOCKHOLDERS' (DEFICIENCY)
Convertible Preferred stock, Series C authorized 5,000,000 shares of $.0001 par value; NIL and 131,000 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively, with a liquidation preference of $2 per share	-	13
Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 50,028,293 and 36,928,293 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	5,003	3,694
Additional paid-in capital	26,000,287	25,999,095
Accumulated deficit	(27,207,634)	(26,838,959)
	(1,202,344)	(836,157)

	$122,572	$138,696

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF OPERATIONS
Three Months Ended March 31

	Three Months Ended March 31
	2007	2006

Net sales	$14,026	$40,156
Cost of goods sold (net of inventory write-down of $233,995 in 2002)	43,836	65,522
Gross (loss)	(29,810)	(25,366)

Operating expenses
Selling, general and administrative	149,867	190,444
Research, engineering and development	173,340	88,811
Operating loss	(353,017)	(304,621)

Nonoperating income (expenses)
Other income	-	3,292
Interest expense	(4,500)	(4,500)
Federal tax penalties and interest	(10,637)	(12,827)

Loss before income taxes.	(368,154)	(318,656)
Provision for income taxes	520	500
NET LOSS	$(368,674)	$(319,156)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	48,427,182	25,071,878

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF CASH FLOWS
Three Months Ended March 31

	Three Months Ended March 31

	2007	2006

Cash flows from operating activities:
Net Loss	$(368,674)	$(319,156)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,083	1,082
Amortization of share based compensation	2,488	2,489
(Decrease) increase in allowance for doubtful accounts	(10,000)	298
Interest accrued on notes payable issued in connection with private placement of common stock	4,500	4,500
Changes in assets and liabilities
Accounts receivable	28,045	8,344
Inventories	(3,005)	4,043
Prepaid expenses and other assets	-	1,208
Accounts payable and accrued expenses	155,254	(74,500)
Total adjustments	178,365	(52,536)
Net cash (used) for operating activities	(190,309)	(371,692)

Cash flows from financing activities:
Overdraft	21,804	-
Advances from Tek, Ltd.	168,505	-
Officer loans	-	(14,300)
Proceeds from sale of common stock	-	383,000
Net cash provided by financing activities	190,309	368,700
DECREASE IN CASH	-	(2,992)
Cash at beginning of period	-	34,998
Cash at end of period	$-	$32,006

Supplemental disclosures of cash flow information:
Cash paid for: Interest	$-	$-
Income taxes	$520	$500

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Three Months Ended March 31, 2007

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2006	131,000	$13	36,928,293	$3,694	$25,999,095	$(26,838,959)	$(836,157)
Net loss for the quarter ended March 31, 2007						(368,675)	(368,675)
Conversion of preferred stock into common stock	(131,000)	(13)	13,100,000	1,309	(1,296)
Amortization of share based compensation					2,488		2,488

BALANCE AT MARCH 31, 2007	-	-	50,028,293	5,003	26,000,287	(27,207,634)	(1,202,344)

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE A - ADJUSTMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2007 and 2006 (b) the financial position at March 31, 2007 (c) the statements of cash flows for the three month period ended March 31, 2007 and 2006 , and (d) the changes in stockholders' deficiency for the three month period ended March 31, 2007 have been made. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2006 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on May 18, 2007.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $368,674 for the three months ended March 31, 2007, has no cash and its working capital declined by $(365,103) to a deficiency of $(1,220,292) since the beginning of the fiscal year. Current liabilities still exceed cash and receivables by $1,317,884 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer.

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

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE C - STOCKHOLDERS' EQUITY

1.	Warrants and Options

At March 31, 2007, the following 1,370,000 warrants, remained outstanding:

(1)	20,000 exercisable at $1.00 through May 2010
(2)	600,000 exercisable at $.20 through August 2009
(3)	750,000 exercisable at $.20 through August 2009

At March 31, 2007, the Company had employee stock options outstanding to acquire 2,900,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2.	Private Placements of Common Stock and Debt

In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $336,000 in cash proceeds as of December 31, 2005. The offering was represented by 6 units at $56,000 each. Each unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. A total of 600,000 shares were issued in this offering for a total of $36,000. The notes, aggregating $300,000, are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. The Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006 and again through November 2006. The Company issued warrants to purchase an aggregate of 600,000 shares of common stock exercisable at $.20 per share. These notes remain unpaid at March 31, 2007, and the Company may continue to seek further similar extensions on an ongoing basis. No actions have been taken by the note holders to collect the balance up to and since March 31, 2007 through the date of this filing.

3.	Series C Convertible Preferred Stock

As of December 31, 2006, there were 131,000 shares of Series C Convertible Preferred Stock outstanding, 125,000 of which were owned by John Lee, the Chief Executive Officer and 6,000 of which were owned by Jessica Lee, the former Chief Financial Officer. Each share of the preferred stock was convertible into 100 shares of common stock (13,100,000 shares of common stock). On January 11, 2007, all of the 131,000 outstanding preferred shares were converted into 13,100,000 shares of common stock.

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

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

NOTE F - LIQUIDITY

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $368,674 and $319,156 for the three months ended March 31, 2007 and 2006, respectively.

With no cash and reduced revenues, management believes that the Company will have great difficulty meeting its working capital and litigation settlement obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and private placements of common stock to meet our obligations. Our failure to consummate a merger with an appropriate partner or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

Management's plans for dealing with the foregoing matters include:

o Increasing sales of its high speed internet connectivity products through both individual customers, strategic alliances and mergers.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

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

NOTE G - OFFICER LOANS

As of March 31, 2007, the Company owes $150,000 to the Chief Technology Officer (formerly the Chief Executive Officer) for loans and unpaid salaries. The Company also owes an other officer $100. These balance are non-interest bearing, unsecured, and have no fixed maturity dates.

NOTE H - SEGMENT INFORMATION

The Company has not pursued its wireless Internet connectivity business since 2003 and is currently operating in one segment.

NOTE I - RELATED PARTY TRANSACTIONS

As of March 31, 2007, the aggregate balance due to Tek, Ltd. (a company wholly owned by John C. Lee, the Company's Chairman and Chief Executive Officer) was $339,098, consisting of loans payable of $213,005 and trade accounts payable of $126,093. Due to the Company's lack of available funds requiring C.O.D. terms from most vendors, Tek purchases parts and leases equipment on behalf of and for the benefit of the Company and re-sells the materials or services to the Company at cost. During the quarter ended March 31, 2007, Tek advanced funds to the Company of $168,505, allowed deferral of rent payments of $18,000 and sold the Company goods and services at cost totaling $38,457. Subsequent to March 31, 2007 through June 19, 2007, Tek advanced funds to the Company $126,000, allowed deferral of rent payments of $18,000 and sold the Company goods and services at cost totaling $20,414.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS
MARCH 31, 2007

NOTE J - COMMITMENTS AND OTHER COMMENTS

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

The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2007	$36,000
2008	30,000
$66,000

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $18,000 and $17,250 for the three months ended ended March 31, 2007 and 2006, respectively.

2.	Phoenix Opportunity Fund II, L.P.
On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), to make certain investments in the Company. Due to a dispute among the Parties with respect to the terms of the loan transaction, the Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at March 31, 2007 was $10,000. In May 2006, the Company responded to a demand by Phoenix and paid $10,000 leaving a balance of $10,000 due as of the date of this filing. As yet, no further action has been taken by Phoenix concerning this default.

3.	Delaware Annual Report Delinquency
The Company is delinquent with certain franchise taxes and filing fees for the State of Delaware. Consequently, this delinquency could affect the Company's ability to amend its certificate of incorporation, issue new classes of stock and, reorganize its capital structure among other potential ramifications. Additionally, the Company is delinquent in paying its transfer agent, which may limit transferability of shares.

NOTE K - SUBSEQUENT EVENTS

From April 1, 2007 through June 16, 2007, the Company incurred $38,414 in additional trade accounts payable to Tek, Ltd. and received an additional $126,000 in loans from Tek, Ltd. Tek, Ltd. is wholly owned by John C. Lee, the Company's Chairman and Chief Executive Officer.

WI-TRON, INC.
MARCH 31, 2007

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Results of Operations - The Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006.

Revenues for the three months ended March 31, 2007 decreased by $26,130 from $40,156 to $14,026, or 65% compared to the three months ended March 31, 2006.

The majority of the amplifier sales for the three months ended March 31, 2007 were obtained from the sale of the Wireless Local Loop amplifier products to a major European customer.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $43,836 or 313% of sales compared to $65,522 or 163% of sales during the same period for 2006. The decline in gross margin was principally due to insufficient sales volume. The Company is continuing to assess ways to achieve cost reduction for its products and sales volume increases to improve gross margins in 2007.

Selling, general and administrative expenses increased in 2007 by $40,577 to $149,867 from $190,444, in 2006. Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses were 1,068% in 2007 and 474% in 2006. Most of the SG&A expenses are relatively fixed and management has cut costs about as low as operations can sustain. The actual dollar increase in SG&A from the previous year was $40,577 or 21%.

Research, engineering and development expenses were 1,236% of net sales for the three months ended March 31, 2007 compared to 221% in 2006. In 2007 and 2006, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment rentals specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had no interest income in 2007 and 2006 because our excess cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $368,674 or $0.01 per share for the three months ended March 31, 2007 compared with net losses of $319,156 or $0.01 per share for the same period in 2006.

WI-TRON, INC.
MARCH 31, 2007

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from private placements. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of March 31, 2007, we had an accumulated deficit of $27,207,634. Potential immediate sources of liquidity continued to be loans from our Chief Executive Officer and private placements of common stock.

As of March 31, 2007, our current liabilities exceeded our cash and receivables by $1,317,884. Our current ratio was 0.08 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.01 to 1.00. This indicates that we will have significant difficulty meeting our obligations as they come due. We are carrying $97,592 in inventory, of which $39,726 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of March 31, 2007, we had a bank overdraft of $57,944 compared to $36,140 at December 31, 2006. Our overdraft increased $21,804 during 2007. Our cash used for operating activities was $21,804. We received no proceeds from private placements of equity securities during the quarter ended March 31, 2007. Tek, Ltd., a company wholly owned by John C. Lee, loaned the Company $168,505 during the quarter ended March 31, 2007. Additionally, we incurred accounts payable to Tek of $56,457.

The allowance for doubtful accounts on trade receivables was $10,000 at March 31, 2007. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $3,005 to $97,592 in 2007 compared to $94,587 at December 31, 2006, a decrease of 3%.

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
MARCH 31, 2007

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
MARCH 31, 2007

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $2,488 of stock-based compensation for the three months ended March 31, 2007.

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

7. SEGMENT INFORMATION
We discontinued our internet business to concentrate on our core competence, which is in the amplifier business. Accordingly, we currently operate in one segment.

Item 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the"Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which remained in effect during the quarter ended March 31, 2007, there were no other changes during such quarter.

WI-TRON, INC.
MARCH 31, 2007

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.

ITEM 2. CHANGE IN SECURITIES

During the first quarter ended March 31, 2007, the Company issued securities as follows.

On January 11, 2007, John C. Lee converted 125,000 shares of preferred stock into 12,500,000 shares of common stock.

On January 11, 2007, Jessica Lee converted 6,000 shares of preferred stock into 600,000 shares of common stock.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WI-TRON, INC.

Dated: June 19, 2007	By:	/s/ John C. Lee
	Name:	John C. Lee
	Title:	Chief Executive Officer and Director

Dated: June 19, 2007	By:	/s/ Tarlochan S. Bains
	Name:	Tarlochan S. Bains
	Title:	Vice President and Principal Accounting Officer