Form 10QSB
period 2007-06-30
Wi-Tron, Inc.
filed 2007-08-20
CIK 1016151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2007.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

FOR THE TRANSITION PERIOD FROM ____________ TO _____________

Commission File Number 0-21931

WI-TRON, INC.
(Exact name of small business issuer as specified in its charter)

DELAWARE	22-3440510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

59 LaGrange Street
Raritan, New Jersey 08869
(Address of principal executive offices)

(908) 253-6870
(Issuer's telephone number)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 13, 2007 was 50,028,293.

Transitional Small Business Format (check one); Yes ☐No ☒

WI-TRON, INC.
FORM 10-QSB
SIX MONTHS ENDED June 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited):

Balance Sheets	1-2

Statements of Operations	3

Statements of Cash Flows	4

Statement of Changes in Stockholders' Deficiency	5

Notes to Financial Statements	6-10

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	11-16

Item 3. Controls and Procedures	16-17

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	18

Item 2. Change in Securities	18

Signatures	19

Exhibit 31.1	20

Exhibit 31.2	21

Exhibit 32.1	22

Exhibit 32.2	23

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WI-TRON, INC.
BALANCE SHEETS

ASSETS - Pledged	(Unaudited) June 30 2007	Reclassified for comparability to current period December 31 2006

CURRENT ASSETS
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $702 in 2007 and 2006, respectively	398	25,077
Inventories	84,407	94,587

Total current assets	84,805	119,664

PROPERTY AND EQUIPMENT - AT COST
Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(627,801)	(625,635)
	11,366	13,532

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS	5,500	5,500
TOTAL ASSETS	$101,671	$138,696

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	(Unaudited) June 30 2007	Reclassified for comparability to current period December 31, 2006

CURRENT LIABILITIES
Overdraft	$37,419	$36,140
Secured note payable in connection with Phoenix investor rescinded agreement - payment in default	$10,000	$10,000
Accounts payable	199,863	142,064
Notes payable issued in connection with private placement of common stock, including accrued interest of $34,016 (2007) and $25,016 (2006)	334,016	325,016
Accrued expenses and other current liabilities	176,436	195,575
Delinquent payroll taxes, penalties & interest	154,381	1,822
Loans payable to Tek, Ltd.	551,257	114,136
Loans payable - officers	149,600	150,100

Total current liabilities, representing total liabilities	1,612,972	974,853
STOCKHOLDERS' DEFICIENCY
Convertible Preferred stock, Series C authorized 5,000,000 shares of $.0001 par value; NIL and 131,000 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively, with a liquidation preference of $2	-	13
Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 50,028,293 and 36,928,293 shares issued and outstanding at June 30, 2007 and December 31, 2006, respectively -- Note C	5,003	3,694
Additional paid-in capital	26,002,776	25,999,095
Accumulated deficit	(27,519,080)	(26,838,959)
	(1,511,301)	(836,157)

	$101,671	$138,696

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF OPERATIONS (Unaudited)
Six Months Ended June 30

	Three Months Ended		Six Months Ended
	June 30		June 30
	2007	2006	2007	2006

Net sales	$42,200	$77,375	$56,224	$117,529
Cost of goods sold	101,330	157,383	145,166	222,906

Gross profit (loss)	(59,130)	(80,008)	(88,942)	(105,377)

Operating expenses
Selling, general and administrative	111,688	223,859	261,553	414,301
Research, engineering and development	110,819	87,531	284,159	176,342
Total operating expenses	222,507	311,390	545,712	590,643

Operating loss	(281,637)	(391,398)	(634,654)	(696,020)

Nonoperating income (expenses)
Interest income and other income	-	-	-	3,292
Interest expense	(4,500)	(4,500)	(9,000)	(9,000)
Tax penalties and interest	(25,309)	(13,325)	(35,947)	(26,152)

Loss before income taxes.	(311,446)	(409,223)	(679,601)	(727,880)

Provision for income taxes	-	125	520	625

NET LOSS.	$(311,446)	$(409,348)	$(680,121)	$(728,505)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.03)

Weighted average number of shares outstanding	50,028,293	31,929,946	49,232,160	28,519,857

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF CASH FLOWS (Unaudited)
Six Months Ended June 30

	Six Months Ended
	June 30
	2007		2006
Cash flows from operating activities:
Net Loss		$(680,121)		$(728,505)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		2,166		1,747
Provision for doubtful accounts		9,000		(2,878)
Amortization of share-based compensation		4,978
Salaries deferred, added to officer loans		-		3,942
Interest accrued on notes payable - private placement		9,000		600
Changes in assets and liabilities
Accounts receivable		15,680		2,498
Inventories		10,180		(42,532)
Prepaid expenses and other assets		-
Customer advances		-		22,008
Accounts payable and accrued expense		38,658		(18,125)
Delinquent payroll taxes payable		152,559		64,364
Total adjustments		242,221		(12,392)
Net cash (used) for operating activities		(437,900)		(740,897)

Cash flows from financing activities:
Change in overdraft		1,279		-
Loans from Tek, Ltd.		437,121		-
Repayment of officers' loans		(500)		(5,700)
Proceeds from convertible notes received directly in cash pursuant to Lee financing agreement		-		194,745
Partial payment of Phoenix secured promissory note (Note H)		-		(10,000)
Proceeds from private placement of common stock		-		270,000
Net cash provided by financing activities		437,900		449,045

NET INCREASE (DECREASE) IN CASH		-		(291,852)

Cash at beginning of period		-		122,234
Cash at end of period	$	NIL		$(169,618)

Supplemental disclosures of cash flow information:
Cash paid for: Interest	$	NIL	$	NIL
Income taxes		$520		$625

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Six Months Ended June 30, 2007

	Series C Convertible Preferred Stock		Common Stock		Additional
	Shares	Par Value	Shares	Par Value	Paid-InCapital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2006	131,000	$13	36,928,293	$3,694	$25,999,095	$(26,838,959)	$(836,157)
Net loss for the quarter ended June 30, 2007						(680,121)	(680,121)
Conversion of preferred stock into common stock	(131,000)	(13)	13,100,000	1,309	(1,296)
Amortization of share based compensation					4,977		4,977

BALANCE AT JUNE 30, 2007	-	-	50,028,293	$5,003	$26,002,776	$(27,519,080)	$(1,511,301)

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2007

NOTE A - NATURE OF OPERATIONS AND RECENT DEVELOPMENTS

Wi-Tron, Inc. designs, manufactures and sells state-of-the-art ultra-linear single and multi-channel power amplifiers, cellular base station components, and broadband wireless products to the worldwide wireless telecommunications market.

Recent Developments
On June 29, 2007, the Company entered into an Agreement and Plan of Merger (the "Agreement") with Tek Ltd., a New Jersey corporation ("Tek") and John Chase Lee, the sole shareholder of Tek and president and CEO of the Registrant ("Lee").

Pursuant to the Agreement, (a) the Company will form a wholly-owned subsidiary to merge with and into Tek, whereby Tek is the surviving corporation, and (b) the Company will issue 40,000,000 shares of its common stock to the shareholders of Tek in exchange for all of Tek's outstanding stock. Upon completion of the merger, the Company will have 90,528,293 shares of common stock outstanding, with Lee beneficially owning 54,380,632 shares or approximately 60%. The merger was scheduled to close on or about July 15, 2007, and is conditioned upon satisfactory completion of due diligence and other corporate actions. As of the date of this filing, the merger has not been consumated.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and six month periods ended June 30, 2007 and 2006, (b) the financial position at June 30, 2007, (c) the statements of cash flows for the six month period ended June 30, 2007 and 2006 , and (d) the changes in stockholders' deficiency for the six month period ended June 30, 2007 have been made. The results of operations for the three or six months ended June 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $680,121 for the six months ended June 30, 2007, its working capital deficiency increased by $672,978 to a deficiency of $1,528,167 since the beginning of the fiscal year and has fully depleted its cash reserves. Current liabilities exceed cash and receivables by $1,612,574 indicating that the Company may have difficulty meeting its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by issuances of restricted common stock to an individual who is a public/investor relations consultant of the Company.

WI-TRON, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2007

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

NOTE C - STOCKHOLDERS' EQUITY

1. Warrants and Options

At June 30, 2007, the following 1,370,000 warrants, remained outstanding:

(1)  20,000 exercisable at $1.00 through May 2010
(2)  600,000 exercisable at $.20 through August 2009
(3) 750,000 exercisable at $.20 through August 2009

At June 30, 2007, the Company had employee stock options outstanding to acquire 2,900,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2. Private Placements of Common Stock and Debt

In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $336,000 in cash proceeds as of December 31, 2005. The offering was represented by 6 units at $56,000 each. Each unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. A total of 600,000 shares were issued in this offering for a total of $36,000. The notes, aggregating $300,000, are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. The Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006 and again through November 2006. The Company issued warrants to purchase an aggregate of 600,000 shares of common stock exercisable at $.20 per share. These notes remain unpaid at June 30, 2007, and the Company may continue to seek further similar extensions on an ongoing basis. No actions have been taken by the note holders to collect the balance up to and since June 30, 2007 through the date of this filing.

WI-TRON, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2007

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

In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of $1,595.

NOTE F - LIQUIDITY

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a recent history of significant losses and has incurred losses of $680,121 and $728,505 for the six months ended June 30, 2007 and 2006, respectively. Furthermore, we are delinquent in paying Federal and State payroll taxes of which we currently owe $154,381 including accrued interest and penalties.

WI-TRON, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2007

Our financial condition relies on continuing equity investment until, if ever, we are successful in commercializing our new product lines and opening up new geographic regions. During the first six months of 2007 sales revenues were not enough to offset operations, SG&A and R&D expenses. Management is believes that the merger with Tek, Ltd. will provide liquidity to sustain operations and continue research and devlopment. There is no assurance that the merger will take place or that if it occurs, that it will provide the necessary working capital to sustain operations without additional sales. Our failure to consummate that merger or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

From time-to-time, we have issued stock, options and warrants to satisfy operating expenses, which provides us with a form of liquidity. Due, in part, to our prior lack of earnings, our current net losses, and our current debt level our success in attracting additional funding has been limited to transactions with accredited investors. In light of the availability of this type of financing, the continued use of our equity for these purposes may be necessary if we are to sustain operations, prior to reaching operating profitability. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares. Furthermore, we have been unable to raise any capital in the manner since 2006 and our operations have been sustained solely by loans from Tek, Ltd.

The Company is working to increase sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth. The key to long term growth in the wireless industry is anticipating and leading the evolution of power amplifier development. The Company plans to build partnerships and marketing strengths from a series of new design platforms - some of which have already have been developed - in order to expand market opportunities across technologies, frequency bands and power ranges.

NOTE G - OFFICERS LOANS AND OTHER RELATED PARTY TRANSACTIONS

1. Officer Loans and Employment Agreements

As of June 30, 2007, the Company owes $150,000 to Devendar S. Bains, a former Chief Executive Officer for loans and unpaid salaries. These balances are non-interest bearing, unsecured, and have no fixed maturity date. During the six months ended June 30, 2007, the Company repaid $500 to other officers.

WI-TRON, INC.
NOTES TO UNAUDITED INTERIM FINANCIAL STATEMENTS
June 30, 2007

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

The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2006	$24,000
2007	72,000
2008	30,000
$126,000

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was
$36,000 and $34,500 for the six months ended June 30, 2007 and 2006, respectively.

2. Phoenix Opportunity Fund II, L.P.
On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), to make certain investments in the Company. Due to a dispute among the Parties with respect to the terms of the loan transaction, the Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at June 30, 2007 was $10,000. In May 2006, the Company responded to a demand by Phoenix and paid $10,000 leaving a balance of $10,000 due as of the date of this filing. As yet, no action has been taken by Phoenix concerning this default.

2. Delinquent Federal and State Payroll Taxes
We are delinquent in paying Federal and State payroll taxes of which we currently owe $154,381 including accrued interest and penalties.

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

Results of Operations - The Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006.

Revenues for the six months ended June 30, 2007 declined by $35,175 from $77,375 to $42,200, or 45% compared to the six months ended June 30, 2006. The sales decreases were primarily in amplifiers. The majority of the amplifier sales for the six months ended June 30, 2007 were obtained from the Wireless Local Loop amplifier products to two European customers. Sales of amplifiers were 100% of total sales compared to 100% of total sales for the same period last year.

The Company has continued to develop and refine its amplifier products for the wireless communications market. The company completed the development of its W-CDMA amplifier with DSP control. The sale of this product is initially targeted at Asian markets. To this end product is being submitted to potential customers for evaluation. The company hopes this will turn into production orders and such company is retaining its core production personnel even though the sales of older product are declining

Cost of sales was $101,330 or 240% of sales compared to $157,383 or 203% of sales during the same period for 2006. Gross margin for the three months ended June 30, 2007 amounted to a loss of $(59,130) ((140)%) compared to a loss of $(80,008) ((103)%), for the three months ended June 30, 2006. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2007.

Selling, general and administrative expenses decreased in 2007 by $112,171 to $111,688 from $223,859 in 2006. Expressed as a percentage of sales, the selling, general and administrative expenses were 265% in 2007 and 289% in 2006. The principal factors contributing to the decrease of selling, general and administrative expenses were terminations of consulting relationships.

Research, engineering and development expenses were $110,819 or 263% of net sales for the six months ended June 30, 2007 compared to $87,531 or 113% of net sales in 2006. In 2007, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development (R&D) efforts are expected to result in revenues for new product sales beginning in 4th quarter, 2006 and increasing substantially in the future.

Interest income was $NIL in 2007 and 2006 because we have had no available cash balances to invest.

Interest expense was $9,000 in 2007 compared to $9,000 in 2006 and was for accrued interest on other promissory notes issued in connection with a private placement in both periods.

As a result of the foregoing, the Company incurred net losses of $311,446 or $0.01 per share for the quarter ended June 30, 2007 compared with net losses of $409,348 or $0.01 per share for the same quarter in 2006.

Results of Operations - The Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006.

Revenues for the six months ended June 30, 2007 declined by $61,305 from $117,529 to $56,224, or 52% compared to the six months ended June 30, 2006.

The majority of the amplifier sales for the six months ended June 30, 2007 were obtained from the Wireless Local Loop amplifier products to major European customers.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $145,166 or nearly 258% of sales compared to $222,906 or 190% of sales during the same period for 2006. The decline in gross margin was principally due to the lowered production while staff in production was retained in anticipation rotating into new product. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2007.

Selling, general and administrative expenses decreased in 2007 by $(152,748) to $261,553 from $414,301, in 2006. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 465% in 2007 and 353% in 2006. The principal factors contributing to the decrease of selling, general and administrative expenses were terminations of consulting relationships.

Research, engineering and development expenses were $284,159 or 505% of net sales for the six months ended June 30, 2007 compared to $176,342 or 150% in 2006. In 2007, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $NIL in 2007 and because we have had no available cash balances to invest.

As a result of the foregoing, the Company incurred net losses of $680,121 or $0.01 per share for the six months ended June 30, 2007 compared with net losses of $728,505 or $0.03 per share for the same period in 2006.

Item 3. Financial Condition - Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2007 we had an accumulated deficit of $27,519,080. Due, in part, to our prior lack of earnings, our current net losses, and our current debt level our success in attracting additional funding has been limited to transactions with accredited investors. In light of the availability of this type of financing, the continued use of our equity for these purposes may be necessary if we are to sustain operations, prior to reaching operating profitability. Equity financings of the type we have been required to pursue are dilutive to our stockholders and may adversely impact the market price for our shares.

As of June 30, 2007, our current liabilities exceeded our cash and receivables by $1,612,574 Our current ratio was 0.05 to 1.00, but our ratio of accounts receivable to current liabilities was only NIL to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $84,407 in inventory, of which $28,392 represents component parts. Based on year to date usage, we are carrying 136 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of June 30, 2007, we had cash of $NIL compared to an cash of $NIL at December 31, 2006. Overall our cash increased by $NIL during 2007. Our cash used for operating actives was $437,900. This year we repaid loans of $500 and deferred salary payments to officer/stockholders of $NIL. We also received proceeds from private placements of $-.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $10,180 to $84,407 in 2007 compared to $94,587 at December 31, 2006, a decrease of 11%.

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

OFF BALANCE SHEET ARRANGEMENTS
Under SEC regulations, we are required to disclose our off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. An off-balance sheet arrangement means a transaction, agreement or contractual arrangement to which any entity that is not consolidated with us is a party, under which we have:

•  Any obligation under certain guarantee contracts;
•  Any retained or contingent interest in assets transferred to an unconsolidated entity or similar arrangement that serves as credit, liquidity or market risk support to that entity for such assets;
•  Any obligation under a contract that would be accounted for as a derivative instrument, except that it is both indexed to our stock and classified in stockholder's equity in our statement of financial position; and
•  Any obligation arising out of a material variable interest held by us in an unconsolidated entity that provides financing, liquidity, market risk or credit risk support to us, or engages in leasing, hedging or research and development services with us.

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $4,978 of stock-based compensation for the six months ended June 30, 2007.

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

CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the"Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and the Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

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

Item 6. EXHIBITS

The following is a list of exhibits to this Form 10-QSB:

*	31.1 - Certification of the Company's Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
*	31.2 - Certification of Principal Accounting Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
*	32.1 - Certification of the Company's Chief Executive pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
*	32.2 - Certification of Principal Accounting Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None

ITEM 2. CHANGE IN SECURITIES

During the six months ended June 30, 2007, the Company issued securities as follows.

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

WI-TRON, INC.

Date: August 20, 2007	By:	/s/ John C. Lee
Name: John C. Lee Title: Chief Executive Officer,

Date: August 20, 2007	By:	/s/ Tarlochan S. Bains
Name: Tarlochan S. Bains Title Vice President and Principal Accounting Officer