Form 10QSB
period 2007-09-30
Wi-Tron, Inc.
filed 2007-11-19
CIK 1016151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

The number of shares outstanding of the Issuer's common stock, $.0001 par value, as of November 16, 2007 was 36,653,293.

Transitional Small Business Format (check one); Yes ☐ No ☒

WI-TRON, INC.
FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2007

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

	Balance Sheets	1-2

	Statements of Operations	3

	Statement of Cash Flows	4

	Statement of Changes in Stockholders' Deficiency	5

	Notes to Financial Statements	6-11

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	12-17

Item 3.	Controls and Procedures	17

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	18

Item 3.	Defaults Upon Senior Securities	18

Item 4.	Submission of Matters to a Vote of Security Holders	18

Item 6.	Exhibits	19

Signatures		20

Exhibits		21-24

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements
WI-TRON, INC.
BALANCE SHEETS

ASSETS	September 30, 2007	December 31, 2006
	(Unaudited)	(Reclassified for Comparability)

CURRENT ASSETS
Cash	$-	$-
Accounts receivable, net of allowance for doubtful accounts of $10,000 and $1,000 in 2007 and 2006, respectively	1,081	25,077
Inventories	93,698	94,587

Total current assets	94,779	119,664

PROPERTY AND EQUIPMENT - AT COST
Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(628,883)	(625,635)
	10,284	13,532
SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS	5,500	5,500
TOTAL ASSETS	$110,563	$138,696

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	September 30, 2007	December 31, 2006
	(Unaudited)	(Reclassified for Comparability)
CURRENT LIABILITIES

Overdraft	$36,545	$36,140
Note payable in connection with Phoenix investor rescission - in default	10,000	10,000
Accounts payable	246,470	142,064
Notes payable issued in connection with private placement of common stock, including accrued interest of $20,515 (2007) and $7,015 (2006)	338,516	325,016
Accrued expenses and other current liabilities	197,796	195,575
Federal and state payroll taxes, penalties & interest - delinquent	205,184	1,822
Loans payable to Tek, Ltd.	694,807	114,136
Loans payable - officers	150,100	150,100

Total current liabilities, representing total liabilities	1,879,418	974,853
STOCKHOLDERS' DEFICIENCY

Convertible Preferred stock, Series C authorized 5,000,000shares of $.0001 par value; NIL and 131,000shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively, with a liquidation preference of $2 per share (-)	-	13

Common stock - authorized, 100,000,000 shares of $.0001 par value; 50,028,293 shares and 36,928,293 shares issued and outstanding at September 30, 2007 and December 31, 2006, respectively	5,003	3,694

Additional paid-in capital	26,005,265	25,999,095
Accumulated deficit	(27,779,123)	(26,838,959)
	(1,768,855)	(836,157)

	$110,563	$138,696

Note: The balance sheet at December 31, 2006 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the Unites States for complete financial statements.

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
STATEMENTS OF OPERATIONS (Unaudited)
Nine Months Ended September 30

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006

Net sales	$16,000	16,380	$72,225	$133,910
Cost of goods sold in 2002)	44,945	58,264	190,111	281,169
Gross profit (loss)	(28,945)	(41,884)	(117,886)	(147,259)

Operating expenses
Selling, general and administrative, including share- based compensation (A)	102,923	707,502	364,476	1,121,804
Research, engineering and development	102,050	79,011	386,209	255,353
Total operating expenses	204,973	786,513	750,685	1,377,157
Operating loss	(233,918)	(828,397)	(868,571)	(1,524,416)

Nonoperating income (expenses)
Interest income and other income	-	-	-	3,292
Interest expense	(4,501)	(4,501)	(13,500)	(13,500)
Federal tax penalties and interest	(20,362)	(406)	(56,309)	(26,558)
Settlements of accounts payable incurred in prior years	-	17,629	-	17,629
Loss before income taxes.	(258,781)	(815,675)	(938,380)	(1,543,553)
Provision for income taxes	1,264	-	1,784	625
NET LOSS.	$(260,045)	$(815,675)	$(940,164)	$(1,544,178)

Net loss per share - basic and diluted	$(0.01)	$(0.02)	$(0.02)	$(0.05)

Weighted average number of shares outstanding	50,028,293	34,318,780	49,500,454	30,441,082

(A) Share-based compensation:included in general and administrative expenses
Officers	$-	$273,365	$-	$273,365
Employees	-	9,689	-	24,585
Consultants (1)	-	226,250	-	265,695
	$-	$509,304	$-	$563,645

(1) Paid to a (now former) officer/director and an entity owned by him in his capacity as a investor/public relations consultant

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
STATEMENTS OF CASH FLOWS (Unaudited)

	Nine Months Ended September 30
	2007		2006
Cash flows from operating activities:
Net Loss		$(940,164)		$(1,544,178)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization		3,248		3,248
Provision for doubtful accounts		9,000		(4,740)
Public/investor relations fees paid by issuance of common stock		-		59,445
Additional public/investor relations fees pursuant to consulting agreement		-		206,250
Restricted common stock issued to employee in satisfaction of vacation pay		-		9,918
Restricted common stock issued on employee options exercise		-		7,200
Amortization of share based compensation		7,466		7,467
Officer compensation from restricted common stock issued at below market		-		3,200
Officer compensation arising from options granted/restricted common stock issued pursuant to new employment agreement and settlement of officer loans		-		223,879
Interest accrued on notes payable		13,500		13,500
Restricted common stock issued to officer as reimbursement for legal fees paid by him in 2003 with Company shares owned by him		-		46,286
Changes in assets and liabilities
Accounts receivable		14,996		7,711
Inventories		889		16,348
Prepaid expenses and other assets		-		1,208
Delinquent federal and state payroll taxes, interest and penalties		203,362		(76,968)
Accounts payable and accrued expense		106,627		(162,792)
Total adjustments		359,088		361,160
Net cash (used) for operating activities		581,076		(1,183,018)

Cash flows from financing activities:
Change in overdraft		405
Loans from Tek, Ltd.		580,671		-
Proceeds from shares sold to officer at prices below market		-		10,000
Repayment of officer's loans		-		(76,346)
Payments on Phoenix secured promissory note		-		(10,000)
Proceeds from private placements of common stock		-		1,349,000
Proceeds from exercise of employee stock options		-		3,000
Net cash provided by financing activities		581,076		1,275,654
NET INCREASE (DECREASE) IN CASH				92,636

Cash at beginning of period		-		34,998
Cash at end of period		$-		$127,634

Supplemental disclosures of cash flow information:
Cash paid for: Interest	$	NIL	$	NIL
Income taxes		$1,784		$625

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
STATEMENT OF STOCKHOLDERS' DEFICIENCY (Unaudited)
Nine Months Ended September 30, 2007

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total
BALANCE AT DECEMBER 31, 2006	131,000	$13	36,928,293	$3,694	$25,999,095	$(26,838,959)	$(836,157)

Net loss for the quarter ended September 30, 2007						(940,164)	(940,164)

Conversion of preferred stock into common stock	(131,000)	(13)	13,100,000	1,309	(1,296)

Amortization of share based compensation					7,466		7,466

BALANCE AT SEPTEMBER 30, 2007	-	$-	50,028,293	$5,003	$26,005,265	$(27,779,123)	$(1,768,855)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

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

Pursuant to the Agreement, (a) the Company will form a wholly-owned subsidiary to merge with and into Tek, whereby Tek is the surviving corporation, and (b) the Company will issue 40,000,000 shares of its common stock to the shareholders of Tek in exchange for all of Tek's outstanding stock. Upon completion of the merger, the Company will have 90,528,293 shares of common stock outstanding, with Lee beneficially owning 54,380,632 shares or approximately 60%. The merger was scheduled to close on or about July 15, 2007, and is conditioned upon satisfactory completion of due diligence and other corporate actions. As of the date of this filing, the merger has not been consummated.

Recently Issued Accounting Pronouncements:

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New Jersey.

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

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three and nine month periods ended September 30, 2007 and 2006, (b) the financial position at September 30, 2007, (c) the statements of cash flows for the nine month period ended September 30, 2007 and 2006 , and (d) the changes in stockholders' deficiency for the nine month period ended September 30, 2007 have been made. The results of operations for the three or nine months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $940,164 for the nine months ended September 30, 2007 and has limited cash reserves. Current liabilities exceed cash and receivables by $1,878,337 indicating that the Company will have difficulty meetings its financial obligations for the

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by issuances of restricted common stock to an individual who is a public/investor relations consultant of the Company, as well as the Secretary and a Director. Additionally, the Company received funds from other private placements and used restricted common stock, options and warrants to pay officers and consultants in lieu of cash.

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

At September 30, 2007, the following 1,370,000 warrants, remained outstanding:

(1)	20,000 exercisable at $1.00 through May 2010
(2)	600,000 exercisable at $.20 through August 2009
(3)	750,000 exercisable at $.20 through August 2009

At September 30, 2007, the Company had employee stock options outstanding to acquire 2,900,000 shares of common stock at exercise prices of $0.15 to $.20 per share. These option expire at various dates through January 2016.

2.	Private Placements of Common Stock and Debt

In August 2005, the Company completed a private placement of common stock and notes payable aggregating 600,000 shares with $336,000 in cash proceeds as of December 31, 2005. The offering was represented by 6 units at $56,000 each. Each unit consists of 100,000 shares of common stock and a $50,000 note payable with interest at 6%. A total of 600,000 shares were issued in this offering for a total of $36,000. The notes, aggregating $300,000, are due upon the earlier of the Company completing any financing with gross proceeds in excess of $1,000,000; or March 1, 2006. Since the Company was unable to repay the notes on March 1, 2006. The Company requested and all of the investors agreed to a 90 day extension on the notes until June 1, 2006 and again through November 2006. The Company issued warrants to purchase an aggregate of 600,000 shares of common stock exercisable at $.20 per share. These notes remain unpaid at September 30, 2007, and the Company may continue to seek further similar

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

extensions on an ongoing basis. No actions have been taken by the note holders to collect the balance up to and since September 30, 2007 through the date of this filing.

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

NOTE F - LIQUIDITY

The Company's financial statements are presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has a recent history of significant losses and has incurred losses of $940,164 and $1,544,178 for the nine months ended September 30, 2007 and 2006, respectively.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

Our financial condition relies on continuing equity investment until, if ever, we are successful in commercializing our new product lines and opening up new geographic regions. During the first six months of 2007 sales revenues were not enough to offset operations, SG&A and R&D expenses. Management is believes that the merger with Tek, Ltd. will provide liquidity to sustain operations and continue research and development. There is no assurance that the merger will take place or that if it occurs, that it will provide the necessary working capital to sustain operations without additional sales. Our failure to consummate that merger or to substantially improve our revenues will have serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that any financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.
.
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

The Company is working to increase sales of legacy systems while simultaneously developing cutting edge technological designs for near and long term sales growth. The key to long term growth in the wireless industry is anticipating and leading the evolution of power amplifier development. The Company plans to build partnerships and marketing strengths from a series of new design platforms – some of which have already have been developed – in order to expand market opportunities across technologies, frequency bands and power ranges.

NOTE G - OFFICER LOANS

1. Officer Loans and Employment Agreements

As of September 30, 2007, the Company owes $150,000 to Devendar S. Bains, a former Chief Executive Officer for loans and unpaid salaries. These balances are non-interest bearing, unsecured, and have no fixed maturity date.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (UNAUDITED)
September 30, 2007

2. Other Related Party Transactions
During the nine months ended September 30, 2007, Tek, Ltd. made purchases of parts, supplies, services and equipment rentals on behalf of the Company for a total of $35,576 and, as per Note I.1., incurred rent to Tek, Ltd of $54,000.

NOTE I - COMMITMENTS AND OTHER COMMENTS

1.  Premises leases
On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, Ltd. ("Tek") a company wholly owned by John Lee, the Company entered into a non cancelable operating lease with Tek which commences on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease.The Company is obligated for minimum annual rental payments as follows:

Year ending December 31
2007	$18,000
2008	30,000
$48,000

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $54,000 and $51,750 for the nine months ended September 30, 2007 and 2006, respectively.

2. Phoenix Opportunity Fund II, L.P.
On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), to make certain investments in the Company. Due to a dispute among the Parties with respect to the terms of the loan transaction, the Company and Phoenix agreed to rescind their agreement, and the Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at September 30, 2007 was $10,000. As yet, no action has been taken by Phoenix concerning this default.

3. Delinquent Federal and State Payroll Taxes
We are delinquent in paying Federal and State payroll taxes of which we currently owe $205,184 including accrued interest and penalties.

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

The following analysis of our financial condition and results of operations for the three and nine months ended September 30, 2006 should be read in conjunction with the Financial Statements and other information presented elsewhere in this report and in the Company's 10-KSB annual report filed May 18, 2007.

Results of Operations - The Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006.

Revenues for the nine months ended September 30, 2007 declined by $380 from $16,380 to $16,000, or 2% compared to the nine months ended September 30, 2006. The majority of the amplifier sales for the nine months ended September 30, 2007 were obtained from the Wireless Local Loop amplifier products to a European customer.

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

Cost of sales was $44,945 or 281% of sales compared to 356% during the same period for 2006. Gross margin for the three months ended September 30, 2007 amounted to a loss of $(28,945) (181%) compared to a loss of $(41,884) (256%), for the same period ended September 30, 2006. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in ensuing periods.

Selling, general and administrative expenses for the nine months ended September 30, 2007 decreased by $- to $- (approximately - time sales) from $- (approximately - times sales) for the same period in 2006, principally the result of having no share based compensation in the current quarter and reductions in professional fees. In the quarter ended September 30, 2007, we continued to maintain lower staffing levels.

Research, engineering and development expenses were $102,050 or approximately 6 times net sales for the nine months ended September 30, 2007 compared to $79,011 or approximately 5 times net sales in 2006. The principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

Interest income was $NIL in 2007 and 2006 because we have not been investing our cash balances in interest bearing accounts due to immediate cash flow needs.

Interest expense was $4,501 for the three months ended September 30, 2007 compared to $4,501 the three months ended September 30, 2006 and was principally related to private placement notes payable in the current year and other convertible notes payable in the preceding year..

As a result of the foregoing, the Company incurred net losses of $(260,045) or $(0.01) per share for the quarter ended September 30, 2007 compared with net losses of $(815,675) or $(0.02) per share for the same quarter in 2006.

Results of Operations - The Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006.

Revenues for the nine months ended September 30, 2007 declined by $61,685 from $133,910 to $72,225, or 46% compared to the nine months ended September 30, 2006.

The majority of the amplifier sales for the nine months ended September 30, 2007 were obtained from the Wireless Local Loop amplifier products to a European customer.

Cost of sales was $190,111 or approximately 3 times sales compared to $281,169 or 210% of sales during the same period for 2006. The Company is continuing to assess cost reduction and is promoting increased product demand to improve gross margins in 2007.

Selling, general and administrative expenses decreased for the nine months ended September 30, 2007 by $(757,328) to $364,476 (including share based compensation of $NIL) from $1,121,804 in 2006. Expressed as a multiple of sales, the selling, general and administrative expenses were approximately 5.0 times sales in 2007 and approximately 8 times sales in 2006, principally the result of having no share based compensation in the current quarter and reductions in professional fees.

Research, engineering and development expenses were $386,209 or 535% of net sales for the nine months ended September 30, 2007 compared to $255,353 or 191% in 2006. In 2007, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

The Company had other income in 2006 of $3,292. Other income was $NIL in 2007.

Interest expense was $13,500 in 2007 compared to $13,500 in 2006 and was principally related to private placement notes payable in the current year and other convertible notes payable in the preceding year.

As a result of the foregoing, the Company incurred net losses of $(940,164) or $(0.02) per share for the nine months ended September 30, 2007 compared with net losses of $(1,544,178) or $(0.05) per share for the same period in 2006.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations through the sale of restricted common stock in private placements and paying officers and consultants with restricted common stock, options and warrants in lieu of cash. We have incurred a loss in each year since inception. We expect to incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2007 we had an accumulated deficit of $27,779,123. Potential immediate sources of liquidity are private placements of common stock.

As of September 30, 2007, our current liabilities exceeded our cash and receivables by $1,878,337. Our current ratio was 0.05 to 1.00, but our ratio of accounts receivable to current liabilities was only NIL to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $93,698 in inventory, of which $26,175 represents component parts. Based on year to date usage, we are carrying 88 days worth of parts inventory. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able to realize cash from all of our existing inventories.

As of September 30, 2007, we had an overdraft of $36,545 compared to an overdraft of $36,140 at December 31, 2006. Overall our overdraft decreased $(405) during 2007. Our cash used for operating activities was $577,026. This year we repaid officer loans of $4,050.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectible accounts. At September 30, 2007 and December 31, 2006 no allowance for doubtful accounts was required.

Our inventories decreased by $889 to $93,698 in 2007 compared to $94,587 at December 31, 2006, a decrease of 1%.

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $- of stock-based compensation for the nine months ended September 30, 2007.

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

Recently Issued Accounting Pronouncements:

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

In September 2006, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”). SFAS 157 clarifies the definition of fair value, establishes a framework for measuring fair value, and expands on required disclosures about fair value measurement. SFAS 157 will be effective for the Company on January 1, 2008 and will be applied prospectively. The Company is currently assessing whether adoption of SFAS 157 will have an impact on our financial statements but does not believe the adoption of SFAS 157 will have a material impact on the Company’s financial position, cash flows, or results of operations.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007 and the adoption did not have a material impact to the Company's consolidated financial statements or effective tax rate and did not result in any unrecognized tax benefits.

Interest costs and penalties related to income taxes are classified as interest expense and general and administrative costs, respectively, in the Company's consolidated financial statements. For the nine months ended September 30, 2007 and 2006, the Company did not recognize any interest or penalty expense related to income taxes. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New Jersey.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2006, which remained in effect during the quarter ended September 30, 2007, there were no other changes during such quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
None

ITEM 2. CHANGE IN SECURITIES

During the nine months ended September 30, 2007, the Company issued securities as follows.

On January 11, 2007, John C. Lee converted 125,000 shares of preferred stock into 12,500,000 shares of common stock.

On January 11, 2007, Jessica Lee converted 6,000 shares of preferred stock into 600,000 shares of common stock.

ITEM 3. Defaults Upon Senior Securities.
We are in default on payments of principal and interest on the notes payable in connection with private placement of notes and common stock in the aggregate principal amount of $300,000 and accrued interest of $38,516.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

Item 6. EXHIBITS

The following is a list of exhibits to this Form 10-QSB:

31.1 - Certification of the Company's Principal Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.
31.2 - Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1 - Certification of the Company's Principal Executive Officer pursuant to Section 906 of the Sarbanes Oxley Act of 2002.
32.2 - Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WI-TRON, INC.

Dated: November 19, 2007	By:	/s/ John C. Lee
	Name:	John C. Lee
	Title:	Chief Executive Officer,

Dated: November 19, 2007	By:	/s/ Tarlochan S. Bains
	Name:	Tarlochan S. Bains
	Title	Chief Financial Officer