Form 10KSB
period 2007-12-31
Wi-Tron, Inc.
filed 2008-04-14
CIK 1016151

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Issuer’s revenues for its most recent fiscal year were $104,207

The aggregate market value of the registrant’s common stock held by non-affiliates computed by reference to the price at which the common stock was last sold, or the average bid and asked price of such common stock, as of June 30, 2007, the last business day of the registrant's most recently completed second fiscal quarter, was approximately $930,000.

The number of shares outstanding of the issuer's common stock as of April 8, 2008 was 67,778,293

Documents Incorporated by Reference: None

Transitional Small Business Disclosure Format Yes ☐ No ☒

FORWARD LOOKING STATEMENTS

This Annual Report and any documents incorporated herein by reference, if any, contain forward-looking statements. These forward-looking statements refer to our business, financial condition and prospects that reflect our management’s assumptions and beliefs based on information currently available. We can give no assurance that the expectations indicated by such forward-looking statements will be realized. If any of our assumptions should prove incorrect, or if any of the risks and uncertainties underlying such expectations should materialize, our actual results may differ materially from those indicated by the forward-looking statements.

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

RECENT DEVELOPMENTS
In February 2008, the Company entered into a non-binding letter of intent providing for the acquisition of all of the outstanding shares of Cellvine Ltd., a private Israeli company that develops and markets coverage and capacity solutions for the wireless telecommunications industry, in exchange for 85% of the outstanding common stock of Wi-tron on a fully diluted basis, leaving the existing owners of the Company's common stock with 15% on a fully diluted basis. Among other things, the agreement provides for the conversion of the Tek, Ltd. debt ($908,662 at December 31, 2007) into common stock at $.05 per share. Pursuant to the merger, the Company wil change its name to Cellvine. The merger will be subject to negotiating a definitive binding merger agreement, and obtaining all necessary corporate approvals.

In February 2008, the Company received gross proceeds of $215,000 in connection with the private placement sale to accredited investors of 15,250,000 shares of restricted common stock.

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

The Company has no significant backlog of orders. In the present state of the telecommunications industry there is a reluctance of companies to commit to large blanket orders. We expect to see this trend, of just in time orders, to continue during 2008. The Company would like to stress, although useful for scheduling production, backlog as of any particular date may not be a reliable indicator of sales for any future period.

Customers, Sales & Marketing

Customers. The Company markets its products worldwide generally to wireless communications manufacturers (OEMs) and communications system operators. The table below indicates net revenues derived from customers in the Company’s markets in 2007 and 2006.

Net Revenues By Market Categories
(In thousands)

	Year Ended December 31,
Amplifier Markets	2007	2006

Wireless Telephony	$104	$154
Satellite Communications, Custom and other Products

*     Wireless Telephony. Sales to the wireless telephone segments of the wireless communications industry decreased from approximately $154,000 in 2006 to $104,000 in 2007.

*     Wireless Internet and Broadband solutions. The Company decided not to pursue this business in 2005

*     International Sales. Sales of wireless products outside the United States accounted substantially all of our sales in 2007.

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

We have historically devoted a significant portion of our resources to research, engineering and development programs. Our research, engineering and development expenses in fiscal 2007 and 2006 were approximately $436,000 and $338,000, respectively, and represented approximately 418% and 219% respectively, of net revenues. These efforts were primarily dedicated to the development of the linear feed forward, high power, low distortion amplifiers, resulting in our models for 3G W-CDMA and Wi-Max.

During most of 2007 and 2006, we spent substantial sums to refine our 3G 80W W-CDMA amplifier and develop Wi-Max RF amplifier products.

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

Notwithstanding our active pursuit of patent protection, we believe that the success of our amplifier business depends more on its specifications, CAE/CAD design and modeling tools, technical processes and employee expertise than on patent protection. We generally enter into confidentiality and non-disclosure agreements with our employees and limits access to and distribution of our proprietary technology. We may in the future be notified that our proprietary technology is infringing certain patent and/or other intellectual property rights of others. Although there are no such pending lawsuits against us or unresolved notices that we are infringing intellectual property rights of others, there can be no assurance that litigation or infringement claims will not occur in the future.

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

Employees

As of April 8, 2008, we had a total of 13 full-time employees: 2 in operations, 8 in engineering and 3 in administration. We employ one consultant in sales and marketing and one in engineering. We believe our future performance will depend in large part on our ability to retain highly skilled employees. None of our employees are represented by a labor union and we have not experienced any work stoppages. We consider our employee relations to be good.

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

We have incurred net losses of $1,163,205 and $1,891,235 for the years ended December 31, 2007 and 2006, respectively. These losses were due primarily to substantially reduced sales, against which our cost-cutting efforts have yielded minimal results. We are expecting increased sales for amplifier products to compensate for the expenses, however we have reduced staff levels, therefore there is no guarantee that this will happen. Reduced demand for our products by our key customer has reduced our sales significantly. With our reduced staff levels, we may not be able to compete. Further, we have not generated sufficient sales volume to cover our overhead costs and generate profits. We have minimized losses by staff reduction; this could result in loss of market share from which we may not be able to recover. We expect that our losses will increase and will continue until such time, if ever, as we are able to successfully manufacture and market our products on a larger scale and therefore generate higher profit margins. We will need to generate a substantial increase in revenues to become profitable. Accordingly, we cannot assure you that we will ever become or remain profitable. In addition, we had an accumulated deficit of $28,005,372 as of December 31, 2007.

We have limited cash available, and may not have sufficient cash to continue our business operations without the additional financing.

To date, we have financed our operations principally through the private placement of shares of common stock. Our current burn rate is approximately $100,000 per month, and we will require substantial additional financing at various intervals for manufacturing, marketing and sales capabilities, our research and development programs, and for operating expenses including intellectual property protection and enforcement. We may seek additional funding from public or private financings, but there is no assurance that such additional funding will be available on terms acceptable to us, or at all. Accordingly, we may not be able to secure the significant funding which is required to maintain and continue development programs at their current levels or at levels that may be required in the future. If we cannot secure adequate financing, we may be required to delay, scale back or eliminate one or more of its development programs or to enter into license or other arrangements with third parties to commercialize products or technologies. Our auditors have included an “uncertainty paragraph” in their audit report on our financial statements regarding our ability to continue as a going concern.

The report from our independent auditors includes an explanatory paragraph regarding the doubt that we can continue as a going concern.

The auditors’ report on our financial statements for the year ended December 31, 2007 and 2006 both include an explanatory paragraph stating that our losses, lack of cash and otherwise limited financial resources raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern is subject to our ability to realize a profit and/or obtain funding from outside sources. Our plan to address our ability to continue as a going concern, include: (1) obtaining additional funding from the sale of securities; (2) increasing revenues from the sales of our products; and (3) obtaining loans and grants from various financial and/or governmental institutions, where possible. Although we believe that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

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

During 2007, 3 customers accounted for substantially all net sales and substantially all accounts receivable at December 31, 2007. We anticipate that sales of our products to relatively few customers will account for a majority of our 2008 revenues. The reduction, delay or cancellation of orders from one or more of our significant customers would materially and adversely affect our financial condition and results of operation. Moreover, we may experience significant fluctuations in net sales, gross margins and operating results in the future as a result of the uncertainty of such sales.

Our limited marketing experience may adversely affect our business.

We are not sure whether our marketing efforts will be successful or that we will be able to maintain competitive sales and distribution capabilities.

Our management owns a significant amount of our outstanding common stock.

Our officers, directors and persons who may be deemed our affiliates beneficially own, in the aggregate, and have the right to vote approximately 27% of our issued and outstanding common stock, not including common stock options they may own. In 2005, control shifted to John Chase Lee, our president and CEO, who loaned us $650,000 in connection with a Note Purchase Agreement. In settlement of these loans, Mr. Lee was issued 131,000 shares of our Series C Convertible Preferred Stock, which is convertible at any time into 13,100,000 shares of common stock. As of December 31, 2007, Mr. Lee had converted all of his preferred shares into common stock. As a result, Mr. Lee holds approximately 22% of our outstanding voting stock on a fully diluted basis. Accordingly, Mr. Lee and other affiliates may be in a position to affect the election of all of our directors and control the company.

Our compliance with the Sarbanes-Oxley Act and SEC rules concerning internal controls may be time consuming, difficult and costly.

It may be costly, difficult, and time consuming for us to develop and implement the internal controls and reporting procedures required by the Sarbanes-Oxley Act. We may need to hire additional financial reporting, internal controls and other finance personnel in order to develop and implement appropriate internal controls and reporting procedures. We have substantial material weaknesses in our controls and we may not have the resources to remediate those weaknesses. If we are unable to comply with the internal controls requirements of the Sarbanes-Oxley Act, we may not be able to obtain the independent accountant certifications required by the Sarbanes-Oxley Act.

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

International sales represented substantially all of our net revenues for the years ended December 31, 2007 and 2006. We expect that international sales will continue to account for a significant portion of our net revenues in the future. To the extent that we do not achieve and maintain substantial international sales, our business, results of operations and financial condition could be materially and adversely affected.

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

We are authorized to issue 100,000,000 shares of our common stock. As of December 31, 2007, there were 50,028,293 shares of our common stock issued and outstanding, which amount does not include the following options and warrants:

(1)	20,000 exercisable at $.20 through March 2010
(2)	600,000 exercisable at $.20 through August 2009
(3)	750,000 exercisable at $.20 through August 2009

As of December 31, 2007 we had at least 42,001,707 shares of authorized but unissued common stock available for issuance without further shareholder approval after taking into consideration the following: exercise of the above options and warrants totaling 1,370,000 shares, exercise of options granted to our securities lawyer of 1,000,000 shares, and conversion of 130,000 preferred shares into 13,000,000 common shares. Any issuance of additional shares of our common stock may cause our current shareholders to suffer significant dilution, which may adversely affect the market for our securities.

In addition, we have 5,000,000 shares of authorized preferred stock. While we have no present plans to issue any additional shares of preferred stock, our Board of Directors has the authority, without shareholder approval, to create and issue one or more series of such preferred stock and to determine the voting, dividend and other rights of holders of such preferred stock. At December 31, 2007, we had no shares of Series C Convertible preferred shares outstanding. Additional issuances of any of our preferred stock could have an adverse effect on the holders of our common stock.

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

On April 18, 2007, the National Association of Securities dealers (“NASD”) notified us that because we were delinquent in our filing of this Form 10-KSB for the year ended December 31, 2007; our securities would be removed from quotation on the OTCBB effective May 22, 2007 unless this form is filed by 5:30 p.m. E.S.T. on May 18, 2007. We filed our Form 10-QSB for the quarter ended March 31, 2007 late. If this Form 10-KSB is filed late would have three (3) delinquencies within the past 24 month period. OTCBB rules provide that an OTCBB issuer that is delinquent three times in a 24 month period will be ineligible for OTCBB quotation for a period of one year. Accordingly, if we are late again either now or within the coming year, we may become ineligible for OTCBB quotation for a period of one year which will severely limit the marketability of our common stock.

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

Year ending December 31
2008	$30,000

Item 3.	Legal Proceedings.

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

2.  In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600. The last payment made was in November 2006 and the Company is in default of the settlement agreement. There is a remaining balance of $7,917 as of December 31, 2007.

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

Common Stock
High		Low

January 1 – March 31, 2008	.24	.03

2007 Calendar Year

January 1 – March 31.24		.03
April 1-June 30.09		.01
July1-September 30.04		.01
October 1-December 31.02		.00

2006 Calendar Year

January 1 – March 31.18		.10
April 1-June 30.44		.12
July1-September 30.38		.21
October 1-December 31.44		.26

On April 7, 2008, the closing price of the common stock as reported on OTCBB was $.04. On April 7, 2008, there were 67,728,293 shares of common stock outstanding, held of record by approximately 1,400 record holders (not including 5,816,043 shares held in street name).

Dividends

We have not declared or paid a cash dividend to stockholders since our incorporation, and have no intention to do so in the future.

Recent Sales of Unregistered Securities

Sales in 2008 and 2007 not previously reported on a Current Report on Form 8-K, or on a Quarterly Report on Form 10-QSB.

In February 2008, the Company received gross proceeds of $215,000 in connection with the private placement sale to accredited investors of 15,250,000 shares of restricted common stock.

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

Securities authorized for issuance under equity compensation plans

The following table summarizes outstanding options under our 2005 Stock Option Plan as of December 31, 2007. Options granted in the future under the 2005 Stock Option Plan and are within the discretion of our Board of Directors and therefore cannot be ascertained at this time. For further information regarding our 2005 Stock Option Plan, see “Stock Option Plan and Agreements” on page 38 of this Annual Report.

	(a)	(b)	(c)
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted- Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding securities Reflected in column (a))
Equity compensation plans approved by security holders	2,800,000	$0.185	2,200,000
Equity compensation plans not approved by security holders	-	-	-
Total	2,800,000	$0.185	2,200,000

Item 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations - Fiscal Year ended December 31, 2007 compared to Fiscal Year ended December 31, 2006.

Revenues for the fiscal year ended December 31, 2007 decreased by $50,102 from $154,310 to $104,208, or 32% compared to the fiscal year ended December 31, 2006. This was due to build up of inventory during the previous year at our previously largest customer. We believe that our present financial condition has hampered our ability to make sales to our customers, all of whom are larger than us and are concerned about our ability to survive in business.

The majority of the amplifier sales for the year ended December 31, 2007 were obtained from the Wireless Local Loop amplifier products. The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian and now Israeli markets.

Cost of sales was $372,416 or 357% of sales during the year ended December 31, 2007, compared to 252% during the same period for 2006. Our fixed overhead costs are relatively high for our current sales volume. The decline in gross margin was principally due to the lowered production while staff levels were maintained in preparation for new product production. The Company is continuing to assess cost reduction of its products and sales volume increases to improve gross margins in 2008, but currently our sales are too low to support our production costs and we cannot expect to achieve a positive gross profit until sales increase substantially.

Selling, general and administrative expenses decreased in 2007 by $801,171 to $483,213 from $1,284,384 in 2006. Expressed as a percentage of sales, the selling, general and administrative expenses (excluding stock based compensation) were 464% in 2007 and 832% in 2006. The principal factors contributing to the decrease in selling, general and administrative expenses were related to the following expenses incurred in 2006 that we did not incur in 2007: settlements with an officer and a former officer, resulting in additional officer compensation of approximately $385,000, issuance of restricted common stock to our former secretary and public relations consultant as payment for approximately $266,000 consulting fees in 2006.

Research, engineering and development expenses were $435,782 representing 418% of net sales in 2007 compared to $337,799 representing 219% of net sales in 2006. Total research expenditures increased $97,983 or 29%. In 2007 and 2006, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects. The Company used much of the proceeds from private placements to increase its research spending to develop and refine its products.

The Company had other income in $63 in 2007. Other income in 2006 was of $3,292.

The Company also sold New Jersey Net operating loss carryforwards pursuant to the New Jersey Technology Certificate Transfer Program, receiving $102,393 in 2007 and $NIL in 2006.

Interest expense was $18,057 in 2007 and $18,001 in 2006, principally related to $300,000 of convertible notes issued in private placements in 2005.

As a result of the foregoing, the Company incurred net losses of $1,166,413 or $0.02 per share for the year ended December 31, 2007 compared with net losses of $1,891,235 or $0.06 per share for the same period in 2006.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from continual loans from the John Lee. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of December 31, 2007, we had an accumulated deficit of $28,005,372. Potential immediate sources of liquidity are private placements of common stock and funding in connection with the merger with Cellvine currently being negotiated.

As of December 31, 2007, our current liabilities exceeded our cash and receivables by $2,049,816. Our current ratio was 0.0310 to 1.00, and our ratio of accounts receivable to current liabilities was only 0.0038 to 1.00. This indicates that we will have difficulty meeting our obligations as they come due. We are carrying $42,500 in inventory, of which $23,168 represents component parts. Because of the lead times in our manufacturing process, we replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of December 31, 2007, we had cash in banks of $13,917 compared to an overdraft of $(36,140) at December 31, 2006. Overall our cash position improved by $50,057 during 2007. We have little cash and we are dependent on private placement funds to cover our working capital needs. Our cash used for operating activities was $753,880. This year we repaid loans of to officers of $9,411.

Because of our small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity. Allowance for doubtful accounts was $5,872 and $10,000 in 2007 and 2006, respectively.

Our inventories decreased by $52,087 to $42,500 in 2007 compared to $94,587 in 2006, a decrease of 55%.

The Company has a lease obligation for its premises requiring minimum monthly payments of approximately $6,000 through May 2008.

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

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2007 as no options were granted to employees during that period.

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

Item 7.	Financial Statements.

See financial statements following Item 13 of this Annual Report on Form 10-KSB.

Item 8.	Changes in and Disagreement With Accountants On Accounting And Financial Disclosure.

None.

Item 8A (T):	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures:

Management is responsible for establishing and maintaining adequate disclosure controls and procedures.

WI-TRON, INC. carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15 and 15d-15. Based upon that evaluation, the chief Executive and Principal Accounting Officer concluded that the Company's disclosure controls and procedures were not effective both as of December 31, 2007 and the date of this filing, in timely alerting them to material information required to be included in the Company's periodic SEC filings relating to the Company. Our conclusions regarding the deficiencies appear in the next item.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls. Due to the inherent issue of segregation of duties in a small company, we have relied heavily on entity or management review controls to lessen the issue of segregation of duties.

Based on this evaluation, management has concluded that our internal control over financial reporting was not effective as of December 31, 2007.  Our principal executive officer and principal financial officer have concluded that we have material weaknesses in our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management identified the following material weaknesses as of December 31, 2007.

Independent Board of Directors or Audit Committee

We do not have an independent board of directors or audit committee to oversee our internal control over financial reporting.

Inventory and Cost of Sales

We do not maintain accurate controls over perpetual inventory records which are out of date and not adequately maintained. Accordingly, we have been unable to effectively monitor slow moving or obsolete inventory until an actual physical count is performed. We also are unable to determine actual inventory levels or cost of sales components without an actual physical count. We found that our ability to correctly apply complex pricing calculations to finished goods and work-in-progress is inadequate and resulted in substantial additional adjustments. Furthermore, we discovered that lower of cost or market tests were not adequately applied. We have no plans to remediate this weakness as our inventory levels are currently very low and we do not have adequate staffing.

General Recordkeeping

Accounting records are not adequately maintained to reflect timely recording of transactions. Transactions are only recorded on a delayed basis without a particular schedule except for completion of periodic filings. Bank reconciliations are delayed, sometimes for months. Vendor bills are not recorded on receipt and checks and deposits are only recorded in a handwritten checkbook until a later date when they are recorded on a computerized accounting system. We intend to remediate this weakness by creating a task schedule to be performed periodically by our internal staff charged with the responsibility to maintain records. We do not expect that this remediation will be implemented before the end of the second quarter of 2008.

Financial Reporting

Our controls relating to disclosure and related assertions in the financial statements, particularly in the area of non-routine and non-systematic transactions were not adequate. Management identified the following significant deficiencies that when aggregated give rise to a material weakness in the area of financial reporting. These deficiencies include a) Lack of review or evidence of review in the financial reporting process; b) The inability to account for complex equity transactions; c) Various manual processes and dual databases creating need for extensive number of journal entries; and d) Inability to apply complex accounting principles. Management is using an outside accounting consultant to compensate for these weaknesses but that is not a full remedy and the overall weakness and lack of controls pose difficulties for the consultant in timely completing all of the accounting tasks necessary for compliance with S.E.C. periodic filing requirements.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report on internal control in this annual report.

Changes in Internal Controls

There have been no changes in our internal control over financial reporting during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9.	Directors, Executive Officers, Promoters And Control Persons; Compliance with Section 16(a) of the Exchange Act.

The names and ages of the directors and executive officers of the Company as of the date of this filing are set forth below:

Name	Age	Position(s) with the Company

John Chase Lee*	78	Chief Executive Officer, President, and Director.

Tarlochan Bains*	58	Vice President – Amp Division, and Director

Devendar S. Bains	57	Chief Technology Officer

Mikio Tajima	74	Director

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

Tarlochan Bains has served as Vice President – Amp Division since June 2005. He has served as a Director since 1995. From September 2004 to June 2005, Mr. Bains served as Chief Executive Officer and Treasurer. From March 2000 to September 2004, he served as Vice President of Operations_. From 1991 through March 2000, he was the Company's Vice President of Sales and Marketing. Previously, Mr. Bains was Technical Manager at Land Rover in Solihull, England. He has a Higher National Diploma in Mechanical Engineering from Hatfield Polytechnic, England and a Masters Degree in Automotive Engineering from Cranfield Institute of Technology, England. Mr. Bains is the brother of Devendar S. Bains and the brother-in-law of Nirmal Bains.

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

The audit committee has reviewed and discussed the audited financial statements included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 2007.

For the year ended December 31, 2007, the Company incurred professional fees to its auditors in the amount of $26,250, all of which related to auditing and quarterly review services. No non-audit services have been provided to the Company by its current auditor.

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

To the Company's knowledge, John Chase Lee and Jessica Hye Lee each filed a Form 4 late on February 8, 2007 for a transaction that occurred on January 11, 2007. All required reports have since been filed.

Communications by Shareholders to Directors

The Company does not have a formal process to handle communications from shareholders to directors.

Item 10.	Executive Compensation

Compensation of Directors and Executive Officers

Summary Compensation Table

The following table sets forth the aggregate compensation paid by the Company for the years ended December 31, 2007 and 2006 for its Chief Executive Officer and Vice President, respectively. Each non-employee director of the Company is entitled to receive reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors of the Company.

						Long-Term Compensation Awards
		Annual Compensation						Payouts
Name and Principal Position	Year	Salary ($)	Bonus ($)	Other Annual Compensation		Restricted Stock Awards	Securities Underlying Options/ SARS (#)	LTIP Payout	All Other Comp
John C. Lee	2007	$24,000	-
Chief Executive Officer	2006	$24,000	-
And Director

Devendar S. Bains,	2007	$80,000	-	$15,000	(1)		750,000
Chief Technology Officer	2006	$80,000	-	$15,000	(1)

Tarlochan Bains,	2007	$80,000		$15,000	(1)		500,000
Vice President and Director	2006	$90,000		$15,000	(1)	500,000

Joseph Nordgard	2006	$70,000		$-
Former Chief Executive Officer

(1)	Represents payment for health insurance and automobile insurance/lease payments on behalf of such individual but does not include deferred compensation.

Employment Agreements

On June 27, 2005, the Board of Directors resolved to enter into new employment agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries. In September 2006, that resolution was memorialized in employment agreements as follows:

(i) Devendar S. Bains – (employment agreement dated September 1, 2006) in settlement of the liability for accrued and unpaid salaries, the Company agreed to:
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

(ii) Tarlochan S. Bains - (employment agreement dated July 1, 2005) in settlement of the liability for accrued and unpaid salaries, the Company agreed to (a) issue 500,000 shares of restricted common stock valued at $185,000, (b) enter into an employment agreement at $80,000 per year, (c) issue 300,000.incentive stock options exercisable at $.20 per share pursuant to the 2005 Plan valued at $61,695, and (d) issue 200,000 non-qualified stock options which vest immediately and are exercisable at $.20 per share valued at $48,760, with an unspecified number of additional options to be issued over the next two years at exercise prices to be determined by the Board of Directors in accordance with the 2005 Plan at the time of issuance. Accordingly, the Company has reflected aggregate officer compensation charged to operations of $223,879 (the value of the shares and options of $274,890 less the face amount of the loan balance of $51,110).

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

As of December 31, 2007, 2,800,000 options to purchase Common Stock under the Option Plans. The options are exercisable at between $.15 and $0.37 and expire on at various dates through 2015. No determinations have been made regarding the persons to whom options will be granted in the future, the number of shares which will be subject to such options or the exercise prices to be fixed with respect to any option.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth, as of April 11, 2008, the beneficial ownership of our common stock (i) by the only persons who are known by us to own beneficially more than 5% of our common stock; (ii) by each director and executive officer; and (iii) by all directors and officers as a group. Percentage ownership assumes all vested warrants and options are fully exercised, and all preferred stock is converted, and is based on 67,728,293 shares of common stock issued and outstanding as of March 31, 2008.

Name and Address of Beneficial Owner*	Shares of Common Stock Owned (1)		Percentage Ownership

John Chase Lee	14,580,632	(2)	21.5%

Tarlochan Bains	576,726		0.9%

Devendar S. Bains	3,212,985	(3)	4.7%

Mikio Tajima	—		—

Harris Freedman 1241 Gulf of Mexico Dr. Longboat Key, FL 34228	2,509,525	(4)	3.7%

Craig H. Bird 261 Old York Rd. #518 Jenkintown, PA 19046	7,199,650		10.6%

All Officers and Directors as a Group (6 persons)	28,079,518		40.1%

* Unless otherwise indicated, the address of all persons listed in this section is c/o Wi-Tron, Inc., 59 LaGrange Street, Raritan, NJ 08869

(1) Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities and Exchange Commission. Percentages are based on the total number of shares outstanding at April 11, 2008 plus the total number of shares underlying outstanding options, warrants and preferred stock held by each person that are exercisable or convertible within 60 days of such date. Shares issuable upon exercise of outstanding options and warrants, however, are not deemed outstanding for purposes of computing the percentage ownership of any other person.

(2) Represents (a) 200,000 shares of common stock held directly by Mr. Lee, (b) 109,400 shares of common stock held jointly with Mr. Lee’s spouse, (c) 625,000 shares of common stock held by Mr. Lee’s spouse, of which Mr. Lee disclaims beneficial ownership, and (d) 646,232 shares of common stock held by Axxon Corporation, a company wholly owned by Mr. Lee.

(3) Includes (a) options to purchase 1,000,000 shares of common stock held by Mr. Bains, and (b) options to purchase 50,000 shares of common stock within 60 days, and 28,173 shares of common stock held by Mr. Bains’ spouse.

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

In the year ended December 31, 2007, the following related party transactions occurred:

Tek, Ltd is a company that is wholly owed by John C. Lee, the Company's Chief Executive Officer.  In 2007, Tek loaned the Company $794,526 and is owed a balance of $908,662 at December 31, 2007.

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

Transactions Considered in Independence Determinations.

In making its independence determinations, the Board considered transactions occurring since the beginning of 2005 between the Company, its predecessors, and entities associated with the independent directors or members of their immediate family. All identified transactions that appear to relate to the Company and a person or entity with a known connection to a director are presented to the Board for consideration. In making its subjective determination that each non-employee director is independent, the Board considered the transactions in the context of the NASDAQ objective standards, the special standards established by the SEC for members of audit committees, and the SEC and Internal Revenue Service (IRS) standards for compensation committee members. In each case, the Board determined that, because of the nature of the director’s relationship with the entity and/or the amount involved, the relationship did not impair the director’s independence.

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

Item 13.  Exhibits.

(a)(1) Financial Statements.

The following financial statements are included in Part II, Item 7:

Page

Report of Independent Certified Public Accountants	F-2

Financial Statements

Balance Sheets	F-3 to F-4

Statements of Operations	F-5

Statement of Stockholders' Deficiency	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-23

(a) (2) Exhibits

1.1(1)	Form of Underwriting Agreement
1.2(1)	Form of Selected Dealer Agreement
1.3(1)	Form of Agreement Among Underwriters
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Certificate of Merger (Delaware)
3.3(1)	Certificate of Merger (New Jersey)
3.4(1)	Agreement and Plan of Merger
3.5(1)	By-Laws of the Company
3.6(2)	Certificate of Designation of Series A Preferred Stock
3.7(3)	Certificate of Amendment to the Certificate of Incorporation
4.1(1)	Specimen Certificate for shares of Common Stock
4.2(1)	Specimen Certificate for Warrants
4.3(1)	Form of Underwriter’s Purchase Option
4.4(1)	Form of Warrant Agreement
10.1(1)	1996 Incentive Stock Option Plan
10.2(1)	Employment Agreement between the Company and Devendar S. Bains
10.3(1)	Employment Agreement between the Company and Tarlochan Bains
10.4(1)	Employment Agreement between the Company and Nirmal Bains
10.5	Intentionally Omitted
10.6	Intentionally Omitted
10.7(1)	Agreement between the Company and Electronic Marketing Associates, Inc.
10.8(1)	Agreement between the Company and Link Microtek Limited.
10.9(1)	Agreement between the Company and ENS Engineering.
10.10(4)	Settlement Agreement between John Chase Lee and the Company
10.11(5)	2005 Stock Option Plan

14(6)	Code of Ethics
23.1*	Consent of Moore & Associates, Chartered
31.1*	Certification of Chairman and Chief Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. Sec. 1350).
31.2*	Certification of Chief Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
32.1*	Written Statement of Chairman and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Written Statement of Chief Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2, No. 333-11015.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on August 3, 1999.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on November 9, 2005.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on July 21, 2005.
(5)	Incorporated by Reference to the Company’s Annual Report for December 31, 2005 on Form 10-KSB filed on April 6, 2006.
(6)	Incorporated by Reference to the Company’s Annual Report for December 31, 2006 on Form 10-KSB filed on May 18, 2007.

* Filed herewith.

Item 14:

Audit fees

Aggregate fees bills by the Company’s principal accountant were $26,250 in 2007 and $51,052 in 2006.

Audit-Related Fees

There were no audit related fees in 2007.

Audit Committee Policies and Procedures for Pre-Approval of Services

The audit committee is in the process of formulating procedures for pre-approval of all audit, review and attest services and non-audit services.

WI-TRON, INC.

INDEX TO FINANCIAL STATEMENTS

Page

Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets	F-3 to F-4

Statements of Operations	F-5

Statement of Stockholders' Deficiency	F-6

Statements of Cash Flows	F-7

Notes to Financial Statements	F-8 to F-23

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
 PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
WI-TRON Inc.

We have audited the accompanying balance sheet of WI-TRON Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of WI-TRON Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company has incurred losses of $1,166,413 and 1,891,235 in 2007 and 2006, which raises substantial doubt about its ability to continue as a going concern. Management’s plans concerning these matters are also described in Note A. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

WI-TRON, INC.
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006

ASSETS - PLEDGED

CURRENT ASSETS

Cash and cash equivalents	$13,917	$-
Accounts receivable, net of allowance for doubtful accounts of $5,872 and $10,000 in 2007 and 2006, respectively	7,834	25,077
Inventories	42,500	94,587
Prepaid expenses and other	-	-

Total current assets	64,251	119,664

PROPERTY AND EQUIPMENT - AT COST

Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(629,965)	(625,635)
	9,202	13,532

SECURITY DEPOSIT	5,500	5,500

TOTAL ASSETS	$78,953	$138,696

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
BALANCE SHEETS
December 31, 2007 and 2006

	2007	2006
		Reclassified for comparability to current period
LIABILITIES AND STOCKHOLDERS' (DEFICIENCY)

CURRENT LIABILITIES

Overdraft	$-	$36,140
Secured note payable — Phoenix — payment default	10,000	10,000
Accounts payable	255,281	142,064
Other convertible notes payable	-	-
Notes payable issued in connection with private placement of common stock, including accrued interest of $7,015 - payment default	343,016	325,016
Accrued expenses and other current liabilities (including delinquent federal payroll taxes, penalties and interest aggregating $50,913 (2005) and $1,822 (2004)	300,097	102,397
Accrued settlement of litigation	95,000	95,000
Loan payable to TEK, Ltd.	908,662	114,136
Loans payable - officers	159,511	150,100
TOTAL CURRENT LIABILITIES	2,071,567	974,853

STOCKHOLDERS' (DEFICIENCY)

Convertible Preferred Stock, Series C - authorized 5,000,000 shares of $.0001 par value with a liquidation preference of $2 per share; 130,000 shares issued and outstanding at December 31, 2006 - liquidation preference $260,000	-	13

Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 50,028,293 and 36,928,293 shares issued/issuable and outstanding at December 31, 2007 and 2006, respectively	5,003	3,694

Additional paid-in capital	26,007,755	25,999,095

Accumulated deficit	(28,005,372)	(26,838,959)
	(1,992,614)	(836,157)
	$78,953	$138,696

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
STATEMENTS OF OPERATIONS
Years ended December 31, 2007 and 2006

	2007	2006

Net sales	$104,207	$154,309

Cost of goods sold	372,416	388,364

Gross loss	(268,209)	(234,055)

Operating expenses

Write down of raw material inventory	-	10,000
Selling, general and administrative	483,213	1,284,384
Research, engineering and development	435,782	337,799
	918,995	1,632,183
Operating loss	(1,187,204)	(1,866,238)

Nonoperating income (expenses)

Interest income and other income	63	3,292
Interest expense	(18,057)	(18,001)
Federal tax penalties and interest	(60,400)	(26,558)
Settlements of accounts payable	-	17,629
Sale of New Jersey tax benefits	102,393	-

Loss before income taxes	(1,163,205)	(1,889,876)

Provision for income taxes	3,208	1,359
NET LOSS	$(1,166,413)	$(1,891,235)

Net loss per common share - basic and diluted	$(0.02)	$(0.06)

Weighted average number of common shares outstanding	49,633,498	32,078,424

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Wi-Tron, Inc.
STATEMENT OF STOCKHOLDERS' DEFICIENCY
Years Ended December 31, 2007 and 2006

	Series C Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Shares	Par Value	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2006	140,000	$14	23,338,267	$2,334	$23,794,954	$(24,947,724)	$(1,150,422)

Private placements of common stock			11,075,000	1,108	1,365,084		1,366,192
Shares sold to officer at prices below market			40,000	4	13,196		13,200
Conversion of preferred stock into common stock	(9,000)	(1)	900,000	90	(89)		-
Offering costs paid through the issuance of stock options					62,809		62,809
Shares issued to employee in satisfaction of vacation pay			40,000	4	9,914		9,918
Amortization of share based compensation					7,467		7,467
Public/investor relations fees paid by issuance of common stock			237,780	24	59,421		59,445
Public/investor relations consulting agreement			625,000	63	206,187		206,250
Shares issued to officer to reimburse for legal fees paid by him in 2003 with Company shares owned by him			132,246	13	46,273		46,286
Settlement of officer loans through issuance of common stock			500,000	50	274,840		274,890
Contribution of capital by officer - settlement of officer loans at less than face amounts	-	-		-	145,843		145,843
Employee options exercises			40,000	4	13,196		13,200
Net loss for the year ended December 31, 2006	-	-		-	-	(1,891,235)	(1,891,235)

BALANCE AT DECEMBER 31, 2006	131,000	13	36,928,293	3,694	25,999,095	(26,838,959)	(836,157)

Conversion of preferred stock into common stock	(131,000)	(13)	13,100,000	1,309	(1,296)		-
Amortization of share based compensation					9,956		9,956
Net loss for the year ended December 31, 2007						(1,166,413)	(1,166,413)

BALANCE AT DECEMBER 31, 2007	-	$-	50,028,293	$5,003	$26,007,755	$(28,005,372)	$(1,992,614)

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

Wi-Tron, Inc.
STATEMENTS OF CASH FLOWS
Years ended December 31, 2007 and 2006

	2007	2006
Operating activities:
Net Loss	$(1,166,413)	$(1,891,235)
Adjustments to reconcile net loss to net cash used in operating activities
Amortization of share based compensation	9,956	7,467
Restricted common stock issued on employee options exercise	-	7,200
Provision for inventory write-down	-	26,237
Depreciation and amortization	4,330	4,329
Share-based compensation of officer in connection with settlement of officer loans	-	223,879
Shares issued to employee in satisfaction of vacation pay	-	9,918
Interest accrued added to private placement and convertible promissory notes	18,000	18,001
Shares issued to officer to reimburse for legal fees paid by him in 2003 with Company shares owned by him	-	46,286
Consultants paid through the issuance of common stock	-	265,695
Changes in assets and liabilities
Accounts receivable	17,243	(3,151)
Inventories	52,087	(12,233)
Prepaid expenses and other assets	-	1,208
Accounts payable and accrued expense	310,917	(250,830)
Total adjustments	412,533	344,006

Net cash used in operating activities	(753,880)	(1,547,229)

Financing activities:
(Decrease) increase in overdraft	(36,140)	36,140
Payment of secured promissory note to Phoenix	-	(10,000)
Proceeds from the sale of common stock via private placements	-	1,429,001
Shares sold to officer at prices below market	-	13,200
Employee options exercises	-	6,000
Proceeds from loans from TEK, Ltd.	794,526	114,136
Advances from (repayment to) officers	9,411	(76,246)

Net cash provided by financing activities	767,797	1,512,231

NET INCREASE (DECREASE) IN CASH	$13,917	$(34,998)
Cash and cash equivalents at beginning year	-	34,998
Cash and cash equivalents at end year	$13,917	$-

Supplemental disclosures of cash flow information:

Cash paid for: Interest	$57	$406
Income taxes	$3,208	$1,359
Noncash financing activities:

Restricted common stock issued to settle officer loans	$-	$51,011
Contribution of capital by officer - settlement of officer loans at less than face amounts	-	145,843

THE ACCOMPANYING NOTES ARE AN INTEGRAL PART OF THESE STATEMENTS

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE A - NATURE OF OPERATIONS AND LIQUIDITY

Wi-Tron, Inc. (the Company) has historically operated in one segment, which is the design, manufacture and selling of ultra linear single and multi channel power amplifiers, cellular base station components, and broadband wireless products to the worldwide wireless telecommunications market.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $1,166,413 and $1,891,235 in 2007 and 2006, respectively.

With little remaining cash and reduced revenues, management believes that the Company will continue to have some difficulty meeting its working capital obligations over the next 12 months. The Company is presently dependent on cash flows generated from sales and private placements of debt or equity. If we don't substantially improve our deteriorated revenues or if we are unable to raise additional capital through private placements, there will be serious adverse consequences and, accordingly, there is substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that sufficient financing will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on the Company's business, financial condition and results of operations.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

- Deferral of payments of officers' salaries, as needed;

- Reducing overhead costs and general expenditures.

- Merging with another company to provide adequate working capital and jointly develop innovative products.

RECENT DEVELOPMENTS

In February 2008, the Company entered into a letter of intent providing for the acquisition of all of the outstanding shares of Cellvine in exchange for 85% of the outstanding common stock of Wi-tron on a fully diluted basis, leaving the existing owners of the Company's common stock with 15% on a fully diluted basis. Among other things, the agreement provides for the conversion of the Tek, Ltd. debt ($908,662 at December 31, 2007) into common stock at $.05 per share. Pursuant to the merger, the Company will change its name to Cellvine.

In February 2008, the Company received gross proceeds of $215,000 in connection with the private placement sale to accredited investors of 15,250,000 shares of restricted common stock.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

2. INVENTORIES

Inventories are stated at the lower of cost or market; cost is determined using the first-in, first-out method. As virtually all of our products are made to customer specifications, we do not keep finished goods in stock except for completed customer orders that have not been shipped. Our work-in-progress generally consists of customer orders that are in the process of manufacture but are not yet complete at the period end date. We review all of our components for obsolescence and excess quantities on a periodic basis and make the necessary adjustments to net realizable value as deemed necessary. At December 31, 2007 and 2006, inventories consisted of the following:

	2007	2006
Component parts	$23,168	$26,722
Work-in-progress	6,340	46,040
Finished Goods	12,992	21,825
	$42,500	$94,587

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

4. VALUATION OF LONG-LIVED ASSETS

The Company reviews long-lived assets held and used for possible impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company has not recorded any provision for the impairment of long-lived assets at December 31, 2007.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

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

During 2007, 3 customers accounted for substantially all net sales and substantially all accounts receivable at December 31, 2007. Export sales in 2007 accounted for substantially all net sales including 46% to Israel and 34% to Europe.

During 2006, 4 customers accounted for approximately 96% of net sales and 3 customers accounted for 100% of net accounts receivable at December 31, 2006. Export sales in 2006 accounted for approximately 88% of net sales including 60% to Europe.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

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

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2007 as no options were granted to employees during that period. All stock-based compensation during the year ended December 31, 2006 was paid in the form of restricted common stock.

9. CASH AND CASH EQUIVALENTS

The Company considers all highly liquid investments purchased with original maturities of three months or less to be cash equivalents.

10. ADVERTISING EXPENSES

The Company expenses advertising costs as incurred. Advertising expenses were $1,162 and $5,951 for the years ended December 31, 2007 and 2006, respectively.

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
December 31, 2007 and 2006

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

14. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), "Business Combinations." SFAS 141(R) broadens the guidance of SFAS 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations. SFAS 141(R) expands on required disclosures to improve the statement users' abilities to evaluate the nature and financial effects of business combinations. SFAS 141(R) is effective for our fiscal year beginning January 1, 2009. The adoption of SFAS 141(R) is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51." SFAS 160 requires that a noncontrolling interest in a subsidiary be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest be identified in the consolidated financial statements. It also calls for consistency in the manner of reporting changes in the parent's ownership interest and requires fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective for our fiscal year beginning January 1, 2009. We have not yet determined the impact of adopting SFAS 160 on the Company's financial position, results of operations or cash flows.

In February, 2007, FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities including an amendment of FAS 115, or FAS 159. This statement provides companies with an option to report selected financial assets and liabilities at fair value. This statement is effective for fiscal years beginning after November 15, 2007 with early adoption permitted. We believe that adoption of FAS No. 159 will not have a material affect on our results of operations or financial position.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 and eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. However, on February 12, 2008, the FASB issued proposed FASB Staff Position ("FSP") SFAS No. 157-2, "Effective Date of FASB Statement No. 157," which defers the effective date for adoption of fair value measurements for nonfinancial assets and liabilities to fiscal years beginning after November 15, 2008. The Company will adopt SFAS 157 during 2008, except as it applies to those non-financial assets and non-financial liabilities as noted in proposed FSP 157-2. The partial adoption of SFAS 157 is not expected to have a material impact on the Company's financial position, results of operations or cash flows.

In June, 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, Accounting for Income Taxes (FIN48), to create a single model to address accounting for uncertainty in tax positions. FIN 48 clarifies the accounting for income taxes by prescribing a minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest, and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 as of January 1, 2007. Based on our evaluation, we have concluded that there are no significant uncertain tax positions requiring recognition in our financial statements. Our evaluation was performed for the tax years which remain subject to examination by major tax jurisdictions as of December 31, 2007. We may from time to time be assessed interest or penalties by major tax jurisdictions, although any such assessments historically have been minimal and immaterial to our financial results. In the event we have received an assessment for interest and/or penalties, it has been classified in the financial statements as selling, general and administrative expense. The Company is currently subject to a three year statue of limitations by major tax jurisdictions. The Company files income tax returns in the U.S. federal jurisdiction and New Jersey.

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE C - STOCKHOLDERS' EQUITY

1. Warrants and Options
At December 31, 2007, the following 1,370,000 warrants, remained outstanding:

(1)	20,000 exercisable at $.20 through March 2010
(2)	600,000 exercisable at $.20 through August 2009
(3)	750,000 exercisable at $.20 through August 2009

At December 31, 2007, the Company had employee stock options outstanding to acquire 2,800,000 shares of common stock at exercise prices of $.15 to $0.20 per share.

2. Stock Purchase and Financing Agreements

In 2004 John Chase Lee of Piscataway, NJ ("Lee") entered into a Note Purchase Agreement with the Company by which Lee agreed to lend the Company an initial $200,000 and up to an additional $200,000 in one or more installments on or before October 30, 2004. The Company agreed to deliver to Lee convertible promissory notes which are convertible into Series C shares representing approximately 80% of the Company's outstanding stock on a fully diluted basis. Such conversion will take place at such time as the Company is able to do so. Messrs. Devendar Bains and Tarlochan Bains are required to devote their full business time and attention to the business of the Company for eight (8) years from May 25, 2004. In the event that either Devendar Bains or Tarlochan Bains must leave the employ of the Company for any reason, each agrees that, if requested by the Board of Directors of the Company, he will use his best efforts to find a qualified replacement for himself acceptable to the Board of Directors, and that he will not engage in a business competitive with the Company for a period of eight (8) years. On May 25, 2004, Lee loaned the Company $250,000, and was issued three convertible promissory notes which will be convertible in the aggregate into Series C shares representing approximately 40% of the Company's outstanding stock on a fully diluted basis, if and when converted. If not converted, the notes were payable on demand, provided that demand could not have been made before December 31, 2004, unless the Company was in default of the Note Purchase Agreement.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

In March 2006, the Company received gross proceeds of $50,000 ($.08 per share) from the wife of John C. Lee (Chairman of the Board of Directors) for 625,000 shares of restricted common stock.

4.  Series C Convertible Preferred Stock

As of December 31, 2006, there were 131,000 shares of Series C Convertible Preferred Stock outstanding, 125,000 of which are owned by John Lee, the Chairman of the Board of Directors and 6,000 of which are owned by Jessica Lee, the former Chief Financial Officer. Each share of the preferred stock is convertible into 100 shares of common stock. Accordingly, the outstanding preferred shares, in the aggregate, were convertible into 13,100,000 shares of common stock.

On January 11, 2007, John Lee converted 125,000 shares of his preferred stock into 12,500,000 shares of common stock. On January 11, 2007, Jessica Lee converted 6,000 shares of her preferred stock into 600,000 shares of common stock. As a result of such preferred stock conversion, as of January 11, 2007, the Company had 50,028,293 shares of Common Stock and no shares of preferred stock issued and outstanding.

5. Other Issuances of Common Stock and Related Matters

In January 2006, the Company issued to the securities lawyer non-qualified 10 year options to purchase 1,000,000 shares at $.20 per share for services rendered in connection with successful private placements. The options were valued at $62,809 and were charged against the proceeds of private placements during the quarter ended March 31, 2007. In November 2006, this lawyer voluntarily returned 250,000 of these options.

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

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

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

Net cash proceeds received by the Company from private placements of restricted common stock were $NIL for the year ended December 31, 2007, compared to $1,429,001 during the year ended December 31, 2006. As of December 31, 2007 the Company had 50,028,293 shares of common stock issued and outstanding, compared to 36,928,293 shares outstanding as of December 31, 2006.

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

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

NOTE D - STOCK OPTION PLANS

An option and stock appreciation rights (SARs) plan was authorized prior to the public offering whereby options could be granted to purchase no more than 1,500,000 shares of common stock at exercise prices no less than fair market value as of date of grant. At the 2001 Annual Shareholders' Meeting, the maximum number of shares set aside for this plan was increased to 2,225,000. By majority consent of the shareholders in August 2005, the maximum number of shares set aside for this plan was increased to 5,000,000 and the plan was extended for an additional 10 year period. Under the plan, employees and directors may be granted options to purchase shares of common stock at the fair market value at the time of grant. Options generally vest in three years and expire in four years from the date of grant. 2,800,000 options remained outstanding at December 31, 2007.

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

Prior to adoption of SFAS 123(R) the Company used intrinsic-value method of accounting for stock based-awards granted to employees. No stock-based compensation cost is included in the net loss for the year ended December 31, 2005 as no options were granted to employees during that period. All stock-based compensation during the year ended December 31, 2007 was paid in the form of restricted common stock.

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

Stock option activity during 2007 and 2006, is summarized below:

	Shares of common stock attributable to options	Weighted average exercise price of options
Unexercised at December 31, 2005	1,400,000	$0.152
Expired at December 31, 2006	-	-
Issued during 2006	1,450,000	0.228
Unexercised at December 31, 2007	2,850,000	0.185
Expired during 2007	(50,000)	0.200
Issued during 2007	-	-
Unexercised at December 31, 2007	2,800,000	0.185

The following table summarizes information concerning outstanding and exercisable options, including warrants issued to officers, at December 31, 2007:

	Options Outstanding			Options Exercisable
Exercise Prices	Number outstanding at period end	Weighted average remaining contractual life	Weighted average exercise price	Number exercisable at period end	Weighted average exercise price
$0.150	1,300,000	1.4 years (1)	$0.150	1,300,000	$0.150
0.200	200,000	2.0 years	0.200	200,000	0.200
0.370	300,000	2.0 years	0.370	300,000	0.370
0.200	1,000,000	8.5 years	0.200	1,000,000	0.200
	2,800,000	4 years	$0.195	2,800,000	$0.195

(1) Expiration date extended from May 1, 2000 to May 31, 2004 and was re-priced on April 9, 2003 from $4.00 to $.15 per share and was extended again to May 31, 2009 at $.15 per share.

NOTE E - INCOME TAXES

Temporary differences and carryforwards give rise to deferred tax assets and liabilities. The principal components of the deferred tax assets relate to net operating loss carryforwards. At December 31, 2007, the Federal net operating loss carryforwards are approximately $19,000,000. The net operating loss carryforwards expire at various dates through 2027, and because of the uncertainty in the Company's ability to utilize the net operating loss carryforwards, a full valuation allowance of approximately $6,500,000 and $6,200,000 has been provided on the deferred tax asset at December 31, 2007 and 2006, respectively.

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

The Company participated in the New Jersey Technology Tax Certificate Transfer Program, whereby net operating loss carryforwards generated in New Jersey can be sold to other qualified companies. During 2007 and 2006, the Company received $102,393 and $NIL, respectively, from the sale of such net operating losses. As a result of these transactions, the New Jersey net operating loss carryforwards are limited to the current year loss of approximately $1,100,000 at December 31, 2007.

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

The Company's tax provision for 2007 and 2006 is principally due to the impact of state income and minimum taxes.

NOTE F - COMMITMENTS AND OTHER COMMENTS

1. OPERATING LEASES

On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commenced on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease. The Company is obligated for minimum annual rental payments as follows:

Year ending December 31

2008	$30,000
$30,000

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $72,000 and $74,750 for the years ended December 31, 2007 and 2006, respectively.

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

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

4. FEDERAL TAX LIENS

On January 18, 2005, the Internal Revenue Service filed a federal tax lien with the County Clerk of Somerset County, New Jersey, in the amount of $35,663. Since that date, the Company continued to be delinquent on additional tax periods and paid off some back periods. Consequently, more liens were filed by the government while several were released. These liens attach to all property currently owned by the Company as well as all property it may acquire in the future, until the liens are satisfied. The Company paid all related liabilities connected with these liens during the year ended December 31, 2007.

NOTE G - OFFICER LOANS

1. Officer Loans and Employment Agreements

As of December 31, 2007, the Company owes $150,000 to Devendar S. Bains, a former Chief Executive Officer for loans. This balance due is non-interest bearing and is secured by warrants to purchase 750,000 shares of common stock at $.20 per share, exercisable through September 2009 . The balance of $150,000 (after payment of $50,000 made in September 2006) is payable in three quarterly installments of $50,000 through September 2007. Each installment payment requires the surrender and cancellation of 250,000 warrants. 250,000 warrants were surrendered and cancelled in September 2006 concurrent with a $50,000 payment. None of the required quarterly payments were made in 2007. No action has been taken by Mr. Bains against the Company to collect this balance.

On June 27, 2005, the Board of Directors resolved to enter into new employment agreements with Devendar S. Bains and Tarlochan S. Bains to settle the liability for unpaid salaries. In September 2006, that resolution was memorialized in employment agreements as follows:

(i) Devendar S. Bains – (employment agreement dated September 1, 2006) in settlement of the liability for accrued and unpaid salaries, the Company agreed to:

a.	issue a three year warrant for the purchase of 1,000,000 shares common stock exercisable at $.20 per share (the "Warrant"), with 750,000 remaining outstanding at December 31, 2007;

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

b.
pay the amount of $200,000 in full settlement of the debt due him from the Company, payable in quarterly installments of $50,000 starting September 30, 2006 through June 30, 2007, with $150,000 remaining outstanding at December 31, 2007;

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

2. Other Related Party Transactions

In 2007, Tek loaned the Company $794,526. In 2006, Tek loaned the Company $114,136. At December 31, 2007, the Company owes Tek $908,662.

The following amounts are included in the above mentioned loans: In 2007, Tek made purchases of parts, supplies, services and equipment rentals on behalf of the Company for a total of $228,982 and the Company  incurred rent to Tek, Ltd of $72,000. In 2006 Tek made purchases of parts, supplies, services and equipment rentals on behalf of the Company for a total of $73,092 and the Company incurred rent to Tek, Ltd of $74,750.

WI-TRON, INC.
Notes to Financial Statements
December 31, 2007 and 2006

NOTE H - LITIGATION

From time to time, the Company is party to what it believes are routine litigation and proceedings that may be considered as part of the ordinary course of its business. Except for the proceedings noted below, the Company is not aware of any pending litigation or proceedings that could have a material effect on the Company's results of operations or financial condition.

1.  A customer filed a complaint in the Circuit Court of the Eighteenth Judicial District of the State of Florida on January 23, 1997 alleging breach of contract. During 2000, the Company settled with that customer at a cost of $175,000; $25,000 is to be paid quarterly over two years. $95,000 remained unpaid at December 31, 2007.

2.  In April 2004, a law firm filed a judgment against the Company in the amount of approximately $40,000 in connection with non-payment of legal fees owed to it. Inasmuch as this is a perfection of an already recorded liability, management does not believe that the judgment will have a material impact on the financial position of the Company. In March 2005, a settlement was reached whereby the Company made a down payment of $2,500 and agreed to pay the balance in 24 equal monthly installments of approximately $1,600. The last payment made was in November 2006 and the Company is in default of the settlement agreement. There is a remaining balance of $7,917 as of December 31, 2007.

NOTE I - SUBSEQUENT EVENTS

In February 2008, the Company received gross proceeds of $215,000 in connection with the private placement sale to accredited investors of 15,250,000 shares of restricted common stock.

In February 2008, the Company issued 2,500,000 shares of restricted common stock to an investor relations firm for services rendered and to be rendered.

In February 2008, the Company entered into a non-binding letter of intent providing for the acquisition of all of the outstanding shares of Cellvine, Ltd., a private Israeli company that develops and markets coverage and capacity solutions for the wireless telecommunications industry, in exchange for 85% of the outstanding common stock of Wi-tron on a fully diluted basis, leaving the existing owners of the Company's common stock with 15% on a fully diluted basis. Among other things, the agreement provides for the conversion of the Tek, Ltd. debt ($908,662 at December 31, 2007) into common stock at $.05 per share. Pursuant to the merger, the Company will change its name to Cellvine.

Exhibit 23.1

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

CONSENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
We consent to the use, in the statement on Form 10KSB of WI-TRON Inc., of our report dated April 10, 2008 on our audit of the financial statements of WI-TRON Inc. as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and 2006, and the reference to us under the caption “Experts.”

/s/ Moore & Associates, Chartered
Moore & Associates Chartered
Las Vegas, Nevada
April 12, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702)253-7499 Fax (702)253-7501

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WI-TRON, INC.

April 14, 2008	By:	/s/ John C. Lee
Name: John C. Lee
Title: Chief Executive Officer, and Director

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Title	Date

/s/ John C. Lee
John C. Lee	Chief Executive Officer and director	April 14, 2008

/s/ Tarlochan S. Bains
Tarlochan S. Bains	Vice President and Director	April 14, 2008

/s/ Mikio Tajima	Director	April 14, 2008
Mikio Tajima