Form 10-Q
period 2008-03-31
Wi-Tron, Inc.
filed 2008-05-20
CIK 1016151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008.

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

(908) 253-6870

(Issuer's telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	(Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of May 19, 2008 was 93,630,000.

WI-TRON, INC.
FORM 10-QSB
THREE MONTHS ENDED MARCH 31, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):
	Balance Sheets	1-2

	Statements of Operations	3

	Statements of Cash Flows	4

	Statement of Changes in Stockholders' Deficiency	5

	Notes to Financial Statements	6-10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 4.	Controls and Procedures	15

PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	15

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15

Item 3.	Defaults Upon Senior Securities	15

Item 4.	Submission of Matters to a Vote of Security Holders	15

Item 5.	Other Information	15

Item 6.	Exhibits	15

Signatures		16

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WI-TRON, INC.
BALANCE SHEETS

ASSETS	March 31 2008	December 31 2007
	(Unaudited)
CURRENT ASSETS
Cash and cash equivalents	$-	$13,917
Accounts receivable, net of allowance for doubtful accounts of $5,872 and $702 in 2008 and 2007, respectively	17,296	7,834
Inventories	32,280	42,500

Total current assets	49,576	64,251

PROPERTY AND EQUIPMENT - AT COST
Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(631,047)	(629,965)
	8,120	9,202

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS	5,500	5,500
Total Assets	$63,196	$78,953

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements.

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
BALANCE SHEETS

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	March 31 2008	December 31 2007
	(Unaudited)
CURRENT LIABILITIES
Overdraft	$44,692	$-
Secured note payable in connection with Phoenix investor rescinded agreement - payment in default	10,000	10,000
Notes payable issued in connection with private placement of common stock, including accrued interest of $11,515 (2008) and $7,015 (2007) - payment in default	347,516	343,016
Accounts payable	240,665	255,281
Accrued expenses and other current liabilities (including delinquent federal and state payroll taxes, penalties and interest aggregating $282,477 at March 31, 2008 and $50,913 at December 31, 2007	313,811	300,097
Accrued settlement of litigation	95,000	95,000
Loans payable to Tek, Ltd.	938,629	908,662
Loans payable - officers	156,673	159,511
Total current liabilities representing total liabilities	2,146,986	2,071,567
STOCKHOLDERS' (DEFICIENCY)
Convertible Preferred stock, Series C authorized 5,000,000 shares of $.0001 par value; no shares issued or outstanding at March 31, 2008 and December 31, 2007, respectively, with a liquidation preference of $2 per share	-	-

Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 67,778,293 and 50,028,293 shares issued and outstanding at March 31, 2008 and December 31, 2007, respectively	6,778	5,003

Additional paid-in capital	26,310,968	26,007,755

Accumulated deficit	(28,401,536)	(28,005,372)
Total Stockholders' Deficiency	(2,083,790)	(1,992,614)

Total Liabilities and Stockholders' Deficiency	$63,196	$78,953

Note: The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements.

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended March 31
	2008	2007

Net sales	$31,183	$14,026
Cost of goods sold	75,295	43,836
Gross (loss)	(44,112)	(29,810)

Operating expenses
Selling, general and administrative	206,250	149,867
Research, engineering and development	133,734	173,340

Operating loss	(384,096)	(353,017)

Nonoperating income (expenses)
Other income	138	-
Interest expense	(4,500)	(4,500)
Federal tax penalties and interest	(7,186)	(10,637)

Loss before income taxes.	(395,644)	(368,154)
Provision for income taxes	520	520
NET LOSS	$(396,164)	$(368,674)

Net loss per share - basic and diluted	$(0.01)	$(0.01)

Weighted average number of shares outstanding	58,903,293	48,427,182

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF CASH FLOWS

	Three Months Ended March 31
	2008	2007

Operating activities:
Net Loss	$(396,164)		$(368,674)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,082		1,083
Amortization of share based compensation	2,488		2,488
(Decrease) increase in allowance for doubtful accounts			(10,000)
Interest accrued on notes payable issued in connection with private placement of common stock	4,500		4,500
Common shares issued to public relations firm	87,500		-
Changes in assets and liabilities
Accounts receivable	(9,462)		28,045
Inventories	10,220		(3,005)
Accounts payable and accrued expenses	(902)		155,254
Total adjustments	95,426		178,365
Net cash (used) for operating activities	(300,738)		(190,309)

Financing activities:
Overdraft	44,692		21,804
Advances from Tek, Ltd.	29,967		168,505
Officer loans	(2,838)		-
Proceeds from private placements of common stock	215,000		-
Net cash provided by financing activities	286,821		190,309

DECREASE IN CASH	(13,917)

Cash at beginning of period	13,917		-

Cash at end of period	$-	$

Supplemental disclosures of cash flow information:
Cash paid for: Interest	$-		$-
Income taxes	$520		$520

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Three Months Ended March 31, 2008

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2007	50,028,293	$5,003	$26,007,755	$(28,005,372)	$(1,992,614)
Net loss for the quarter ended March 31, 2008				(396,164)	(396,164)
Private placement of common stock	15,250,000	1,525	213,475		215,000
Amortization of share based compensation			2,488		2,488
Shares issued to investor relations firm	2,500,000	250	87,250		87,500

BALANCE AT MARCH 31, 2008	67,778,293	$6,778	$26,310,968	$(28,401,536)	$(2,083,790)

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE A - ADJUSTMENTS AND RECENT DEVELOPMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended March 31, 2008 and 2007 (b) the financial position at March 31, 2008 (c) the statements of cash flows for the three month period ended March 31, 2008 and 2007 , and (d) the changes in stockholders' deficiency for the three month period ended March 31, 2008 have been made. The results of operations for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year.

On May 16, 2008, the Company entered into a Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Cellvine Ltd., an Israeli corporation (“Cellvine”), and Wi-Tron Acquisition Ltd, a newly formed Israeli corporation and wholly owned by the Company (“Merger Sub”). Pursuant to the Merger Agreement, Cellvine will merge with and into Merger Sub, with Cellvine being the surviving corporation and becoming a wholly-owned subsidiary of the Company, and the ratio between the shareholding of the current security holders of Cellvine (including holders of shares, warrants and options) and the current security holders of the Company, (including holders of shares, warrants and options) will be 85 to 15 on a fully diluted basis immediately after the Merger (the “Merger”). The Merger Agreement provides that the Company will also assume all outstanding Cellvine options and warrants to purchase Cellvine ordinary shares. (see Note K -- Subsequent Events). Among other things, the agreement provides for the conversion of the Tek, Ltd. debt ($938,629 at March 31, 2008) and Devendar Bains debt ($150,000 at March 31, 2008) into common stock at $.05 per share.

In February 2008, the Company received gross proceeds of $215,000 in connection with the private placement sale to accredited investors of 15,250,000 shares of restricted common stock.

NOTE B - UNAUDITED INTERIM FINANCIAL INFORMATION

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information. Accordingly, they do not include all the information and footnotes required by generally accepted accounting principles for financial statements. For further information, refer to the audited financial statements and notes thereto for the year ended December 31, 2007 included in the Company's Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2008.

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of $396,164 for the three months ended March 31, 2008, has no cash and its working capital declined by $90,094 to a deficiency of $2,097,410 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $2,129,690 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and private placements of common stock.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE C - STOCKHOLDERS' EQUITY

1.	Warrants and Options

At March 31, 2008, the following 1,370,000 warrants, remained outstanding:

(1)	20,000 exercisable at $1.00 through May 2010
(2)	600,000 exercisable at $.20 through August 2009
(3)	750,000 exercisable at $.20 through August 2009

At March 31, 2008, the Company had employee stock options outstanding to acquire 2,800,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2.	Private Placements of Common Stock and Debt

In February 2008, the Company received $215,000 in proceeds from the private placement of 15,250,000 shares of restricted common stock to accredited investors.

In August 2005, the Company completed a private placement of common stock and notes payable. These notes with a total balance of $347,516 including accrued interest of $11,515 remain unpaid at March 31, 2008. No actions have been taken by the note holders to collect the balance up to and since March 31, 2008 through the date of this filing.

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

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

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

NOTE F - LIQUIDITY

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $396,164 and $368,674 for the three months ended March 31, 2008 and 2007, respectively.

With no remaining cash, we could have difficulty meeting our working capital obligations over the next 12 months. While we may continue to have working capital concerns after the consummation of the merger with Cellvine, we believe that the merger will substantially reduce those concerns. Should we be unable to consummate the merger with Cellvine, and/or substantially improve our revenues, there may be serious adverse consequences and, accordingly, there remains substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that the merger with Cellvine will close on or before the scheduled date or at all. There can further be no assurance that any financing from other sources will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to consummate the Cellvine merger or obtain financing from other sources could have a material adverse effect on the Company's business, financial condition and results of operations.

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

NOTE G - OFFICER LOANS

As of March 31, 2008, the Company owes $150,000 to the Chief Technology Officer (formerly the Chief Executive Officer) for loans and unpaid salaries. The Company also owes an other officer $6,673. These balance are non-interest bearing, unsecured, and have no fixed maturity dates.

On May 14, 2008, this officer agreed to convert the debt into 3,000,000 shares of the Company's restricted common stock.

NOTE H - SEGMENT INFORMATION
The Company has not pursued its wireless Internet connectivity business since 2003 and is currently operating in one segment.

NOTE I - RELATED PARTY TRANSACTIONS
As of March 31, 2008, the aggregate balance due to Tek, Ltd. (a company wholly owned by John C. Lee, the Company's Chairman and Chief Executive Officer) was $938,629. Due to the Company's lack of available funds requiring C.O.D. terms from most vendors, Tek purchases parts and leases equipment on behalf of and for the benefit of the Company and re-sells the materials or services to the Company at cost. During the quarter ended March 31, 2008, Tek advanced funds to or on behalf of the Company of $29,967. Subsequent to March 31, 2008 through May 19, 2008, Tek advanced funds to the Company $3,435, allowed deferral of rent payments of $13,500 and sold the Company goods and services at cost totaling $16,935.

NOTE J - COMMITMENTS AND OTHER COMMENTS

1.	Premises leases
On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commences on June 1, 2005 and expires on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease.

The Company is obligated for $13,500 for the remaining term of the lease.
Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was
$20,250 and $18,000 for the three months ended March 31, 2008 and 2007, respectively.

2.	Phoenix Opportunity Fund II, L.P.
On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), which was later rescinded. The Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the

WI-TRON, INC.
NOTES TO FINANCIAL STATEMENTS (Unaudited)
MARCH 31, 2008

Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at March 31, 2008 was $10,000. As yet, no action has been taken by Phoenix concerning this default.

NOTE K -- SUBSEQUENT EVENT

On May 16, 2008, the Company entered into a definitive Merger Agreement and Plan of Reorganization (the “Merger Agreement”) with Cellvine Ltd., an Israeli corporation (“Cellvine”), and Wi-Tron Acquisition Ltd, a newly formed Israeli corporation and wholly owned by the Company (“Merger Sub”). Pursuant to the Merger Agreement, Cellvine will merge with and into Merger Sub, with Cellvine being the surviving corporation and becoming a wholly-owned subsidiary of the Company, and the ratio between the shareholding of the current security holders of Cellvine (including holders of shares, warrants and options) and the current security holders of the Company, (including holders of shares, warrants and options) will be 85 to 15 on a fully diluted basis immediately after the Merger (the “Merger”). The Merger Agreement provides that the Company will also assume all outstanding Cellvine options and warrants to purchase Cellvine ordinary shares.

There is currently no public market for Cellvine ordinary shares. The Company's common stock is traded on the OTC Bulletin Board under the symbol “WTRO.” Following the Merger, it is anticipated that the combined companies' common stock will continue to trade on the OTC Bulletin Board.

Upon effectiveness of the Merger ans subject to shareholder approval, the Company will amend its certificate of incorporation to change its name to “Cellvine Inc.” All of the current directors of the Company will resign, and the Cellvine shareholders shall determine all of the directors of the Company effective as of the consummation of the Merger.

Immediately prior to the closing of the Merger Agreement, it is anticipated that the Company will conduct and close on a private placement to raise approximately $3 million through the sale of units, with each unit consisting of one share of common stock and a warrant to purchase 0.62 share of common stock. The units will only be offered to accredited investors.

Immediately after the closing under the Merger Agreement, the Company will affect a reverse split, whereby each 120 issued and outstanding shares of its common stock shall automatically be converted into and become one share of common stock.

The closing of the Merger is subject to the satisfaction of a number of conditions such as, without limitation, shareholder approvals from both the Company and Cellvine for the Merger, the receipt of regulatory approvals inIsrael, the completion of the private placement described above, a total pre-closing Company debt amount of not more than $300,000. The Company expects the Merger to close prior to August 31, 2008. If the Merger has not been completed by August 31, 2008, either Wi-Tron or Cellvine may terminate the Merger Agreement.

In connection with the execution of the Merger Agreement, John Chase Lee and Devendar Bains agreed to convert an aggregate of approximately $1,100,000 of the Company’s debt owed to Mr. Lee and Mr. D. Bains at a rate of $0.05 per share. Certain of the shares issuable to Mr. Lee pursuant to this debt conversion will not be issued until after shareholders of the Company amend the Company’s certificate of incorporation to increase the total amount of authorized common stock.

WI-TRON, INC.
MARCH 31, 2008

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Results of Operations - The Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007.

Revenues for the three months ended March 31, 2008 increased by $17,157 from $14,026 to $31,183, or 122% compared to the three months ended March 31, 2007.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $75,295 or 241% of sales compared to $43,836 or 313% of sales during the same period for 2007. The decline in gross margin was principally due to insufficient sales volume. The Company is continuing to assess ways to achieve cost reduction for its products and sales volume increases to improve gross margins in 2007.

Selling, general and administrative expenses increased in 2008 by $56,383 to $206,250 from $149,867, in 2007. Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses were 661% in 2008 and 1,068% in 2007. Most of the SG&A expenses are relatively fixed and management has cut costs about as low as operations can sustain.

Research, engineering and development expenses were 429% of net sales for the three months ended March 31, 2008 compared to 1,236% in 2007. In 2008 and 2007, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment rentals specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had no interest income in 2008 and 2007 because our excess cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

As a result of the foregoing, the Company incurred net losses of $396,164 or $0.01 per share for the year ended March 31, 2008 compared with net losses of $368,674 or $0.01 per share for the same period in 2007.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been

WI-TRON, INC.
MARCH 31, 2008

generating the cash necessary to fund our operations from private placements. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of March 31, 2008, we had an accumulated deficit of $28,401,536. Potential immediate sources of liquidity continued to be loans from our Chief Executive Officer and private placements of common stock.

As of March 31, 2008, our current liabilities exceeded our cash and receivables by $2,129,690 and our current ratio was 0.02 to 1.00. While this indicates that we will have difficulty meeting our obligations as they come due, we are hopeful that the merger with Cellvine will help to mitigate this concern, although we may still have need for additional liquidity after its consummation. We are carrying $32,280 in inventory, of which $21,577 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of March 31, 2008, we had a bank overdraft of $44,692 compared to cash in banks of $13,917 at December 31, 2007. Accordingly, our cash position declined by $58,609 during 2008. Our cash used for operating activities was $300,738. We received proceeds from private placements of equity securities of $215,000 during the quarter ended March 31, 2008. Tek, Ltd., a company wholly owned by John C. Lee, loaned the Company $29,967 during the quarter ended March 31, 2008.

The allowance for doubtful accounts on trade receivables was $5,872 at March 31, 2008. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $10,220 to $32,280 in 2008 compared to $42,500 at December 31 2007, a decrease of 24%.

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

WI-TRON, INC.
MARCH 31, 2008

With no remaining cash, we could have difficulty meeting our working capital obligations over the next 12 months. While we may continue to have working capital concerns after the consummation of the merger with Cellvine, we believe that the merger will substantially reduce those concerns. Should we be unable to consummate the merger with Cellvine, and/or substantially improve our revenues, there may be serious adverse consequences and, accordingly, there remains substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that the merger with Cellvine will close on or before the scheduled date or at all. There can further be no assurance that any financing from other sources will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to consummate the Cellvine merger or obtain financing from other sources could have a material adverse effect on the Company's business, financial condition and results of operations.

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
MARCH 31, 2008

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $2,488 of stock-based compensation for the three months ended March 31, 2008.

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

WI-TRON, INC.
MARCH 31, 2008

Item 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the" Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures continued to be ineffective as of the end of the period covered by this report.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which remained in effect during the quarter ended March 31, 2008, there were no other changes during such quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note E to the Company's financial statements set forth in Part I.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter ended March 31, 2008, the Company issued securities as follows.

In February 2008, the Company issued 15,250,000 shares or restricted common stock to various accredited investors for aggregate gross proceeds of $215,000.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1  Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2  Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1  Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2  Certification of the Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WI-TRON, INC.

Dated: May 20, 2008	By:	/s/ John C. Lee
	Name:	John C. Lee
	Title:	Chief Executive Officer and Director

Dated: May 20, 2008	By:	/s/ Tarlochan S. Bains
	Name:	Tarlochan S. Bains
	Title:	Vice President and Principal Accounting Officer