Form 10-Q
period 2008-06-30
Wi-Tron, Inc.
filed 2008-08-19
CIK 1016151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008.

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

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of August 19, 2008 was 75,853,293.

WI-TRON, INC.
FORM 10-QSB
SIX MONTHS ENDED JUNE 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1	Financial Statements (Unaudited):

	Balance Sheets	1–2

	Statements of Operations.	3

	Statement of Changes in Stockholders' Deficiency	4

	Statements of Cash Flows	5

	Notes to Financial Statements	6–10

Item 2	Management's Discussion and Analysis of Financial Condition and Results of Operations	11–14

Item 3.	Controls and Procedures	15

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	15
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 4.	Submission of Matters to a Vote of Security Holders	15
Item 5.	Other Information	15
Item 6.	Exhibits	16

Signatures		17

Exhibit Index		18

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WI-TRON, INC.
BALANCE SHEETS

	June 30 2008	December 31 2007
	Unaudited
ASSETS (Pledged)

CURRENT ASSETS
Cash and cash equivalents	$-	$13,917
Accounts receivable, net of allowance for doubtful accounts of $5,872 and $702 in 2008 and 2007, respectively	75,396	7,834
Inventories	31,761	42,500

Total current assets	107,157	64,251

PROPERTY AND EQUIPMENT - AT COST
Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(632,129)	(629,965)
	7,038	9,202

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS	5,500	5,500
Total Assets	$119,695	$78,953

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
BALANCE SHEETS
(Continued)

	June 30 2008	December 31 2007
	Unaudited
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
CURRENT LIABILITIES

Bank Overdraft	$35,758	$-
Secured note payable in connection with Phoenix investor rescinded agreement - payment in default	10,000	10,000
Notes payable issued in connection with private placement of common stock, including accrued interest of $52,016 (2008) and $43,016 (2007) - payment in default	352,016	343,016
Accounts payable	213,296	255,281
Accrued expenses and other current liabilities (including delinquent federal and state payroll taxes, penalties and interest aggregating $254,865 at June 30, 2008 and $263,322 at December 31, 2007	410,061	300,097
Accrued settlement of litigation	95,000	95,000
Loans payable to Tek, Ltd.	1,046,702	908,662
Loans payable - officers	6,673	159,511
Total current liabilities	2,169,506	2,071,567
STOCKHOLDERS' (DEFICIENCY)

Convertible Preferred stock, Series C authorized 5,000,000 shares of $.0001 par value; no shares issued or outstanding at June 30, 2008 and December 31, 2007, respectively, with a liquidation preference of $2 per share	-	-

Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 70,778,293 and 50,028,293 shares issued and outstanding at June 30, 2008 and December 31, 2007, respectively	7,078	5,003

Additional paid-in capital	26,693,107	26,007,755

Accumulated deficit	(28,749,996)	(28,005,372)

Total Stockholders' (Deficiency)	(2,049,811)	(1,992,614)

Total Liabilities and Stockholders' (Deficiency)	$119,695	$78,953

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007

Net sales	$75,040	42,200	$106,221	$56,224
Cost of goods sold	78,315	101,330	153,610	145,166

Gross profit (loss)	(3,275)	(59,130)	(47,389)	(88,942)

Operating expenses
Selling, general and administrative	235,648	111,688	441,896	261,553
Research, engineering and development	94,860	110,819	228,595	284,159
Total operating expenses	330,508	222,507	670,491	545,712

Operating loss	(333,783)	(281,637)	(717,880)	(634,654)

Nonoperating income (expenses)
Interest income and other income	31	-	169	-
Interest expense	(6,761)	(4,500)	(11,261)	(9,000)
Tax penalties and interest	(7,457)	(25,309)	(14,642)	(35,947)

Loss before income taxes.	(347,970)	(311,446)	(743,614)	(679,601)

Provision for income taxes	490	-	1,010	520

NET LOSS.	$(348,460)	$(311,446)	$(744,624)	$(680,121)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding	69,459,612	50,028,293	63,840,106	49,232,160

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Six Months Ended June 30, 2008

	Common Stock		Additional Paid-In	Accumulated
	Shares	Par Value	Capital	Deficit	Total

BALANCE AT DECEMBER 31, 2007	50,028,293	$5,003	$26,007,755	$(28,005,372)	$(1,992,614)

Net loss for the six months ended June 30, 2008				(744,624)	(744,624)

Private placement of common stock - (February 2008)	15,250,000	1,525	213,475		215,000

Amortization of share based compensation			4,977		4,977

Shares issued to investor relations firm (February 2008)	2,500,000	250	87,250		87,500

Shares issued to Devendar Bains in settlement of note payable (May 2008)	3,000,000	300	149,700		150,000

Funds received from private placement escrow in connection with subscription agreements for 22,995,000 shares to be issued after the increase in authorized shares (May and June 2008)			229,950		229,950

BALANCE AT JUNE 30, 2008	70,778,293	$7,078	$26,693,107	$(28,749,996)	$(2,049,811)

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED

	Six Months Ended June 30,
	2008	2007

Operating activities:
Net Loss	$(744,624)	$(680,121)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	2,164	2,166
Amortization of share based compensation	4,977	4,978
(Decrease) increase in allowance for doubtful accounts		9,000
Interest accrued on notes payable issued in connection with private placement of common stock	9,000	9,000
Common shares issued to public relations firm	87,500	-
Changes in assets and liabilities
Accounts receivable	(67,562)	15,680
Inventories	10,739	10,180
Accounts payable and accrued expenses	67,979	191,217
Total adjustments	114,797	242,221
Net cash (used) for operating activities	(629,827)	(437,900)

Financing activities:
Overdraft	35,758	1,279
Advances from Tek, Ltd.	138,040	437,121
Officer loans	(2,838)	(500)
Funds received from private placement escrow in connection with subscription agreements for 22,995,000 shares to be issued after the increase in authorized shares	229,950	-
Proceeds from private placements of common stock	215,000	-
Net cash provided by financing activities	615,910	437,900
DECREASE IN CASH	(13,917)
Cash at beginning of period	13,917	-
Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for: Interest	$-	$-
Income taxes	$-	$-

Non-cash financing activities

Conversion of Note Payable to Devendar Bains (former CEO) into 3,000,000 shares of restricted common stock	$150,000	$-

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
June 30, 2008

NOTE A - ADJUSTMENTS AND RECENT DEVELOPMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended June 30, 2008 and 2007 (b) the financial position at June 30, 2008 (c) the statements of cash flows for the three month period ended June 30, 2008 and 2007 , and (d) the changes in stockholders' deficiency for the three month period ended June 30, 2008 have been made. The results of operations for the three months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year.

In February 2008, the Company entered into a letter of intent providing for the acquisition of all of the outstanding shares of Cellvine in exchange for 85% of the outstanding common stock of Wi-tron on a fully diluted basis, leaving the existing owners of the Company's common stock with 15% on a fully diluted basis. Among other things, the agreement provides for the conversion of the Tek, Ltd. debt ($1,046,702 at June 30, 2008) into common stock at $.05 per share. Pursuant to the merger, the Company will change its name to Cellvine.

In February 2008, the Company received gross proceeds of $215,000 in connection with the private placement sale to accredited investors of 15,250,000 shares of restricted common stock.

Effective in May 2008, the Company entered into a Promissory Note Settlement Agreement with Devendar S. Bains, a former executive officer of the Company (former CEO) whereby 3,000,000 shares of restricted common stock of the Company was issued in exchange for debt previously owed by the Company to such person in the amount of $150,000.

In May 2008, the Company entered into a Debt Conversion Agreement with its CEO where the Company would issue up to 18,500,000 shares of restricted common stock in exchange for debt in the amount of $925,000. Such debt will be converted at the election of the Company at $0.05 per share. Conversion of such debt will be at the Company’s election but is expected to occur prior to the completion of a merger with Cellvine, Ltd. as disclosed in these Notes.

In May and June 2008, the Company received $224,950 from escrow representing the net proceeds of the private placement sale to accredited investors of 22,995,000 shares of restricted common stock. The shares will be issued after the Company increases its authorized shares under its charter, or the Company authorizes a new series of preferred stock with equivalent voting rights. The subscription agreements provide for full anti-dilution rights in connection with the Cellvine merger.

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

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
June 30, 2008

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of WI-TRON, INC. for the six months ended June 30, 2008, has no cash and its working capital declined by $55,033 to a deficiency of $2,062,349 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $2,094,110 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and private placements of common stock.

NOTE C - STOCKHOLDERS' EQUITY

1.	Warrants and Options

At June 30, 2008, the following 1,370,000 warrants, remained outstanding:

(1)	20,000 exercisable at $1.00 through May 2010
(2)	600,000 exercisable at $.20 through August 2009
(3)	750,000 exercisable at $.20 through August 2009

At June 30, 2008, the Company had employee stock options outstanding to acquire 2,800,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2.	Private Placements of Common Stock and Debt

From May 2008 to June 2008, the Company received proceeds in the aggregate amount of $229,950 as a result of private offerings of restricted common stock to accredited investors (as defined in Regulation D promulgated under the Securities Act of 1933, as amended). A total of 22,995,000 shares of restricted common stock (or 229,950 shares of preferred stock) are issuable in connection with these offerings.

In February 2008, the Company received $215,000 in proceeds from the private placement of 15,250,000 shares of restricted common stock to accredited investors.

In August 2005, the Company completed a private placement of common stock and notes payable. These notes with a total balance of $352,016 including accrued interest of $52,016 remain unpaid at June 30, 2008. No actions have been taken by the note holders to collect the balance up to and since June 30, 2008 through the date of this filing.

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
June 30, 2008

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

NOTE F - LIQUIDITY

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $744,624 and $679,601 for the six months ended June 30, 2008 and 2007, respectively.

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
June 30, 2008

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

NOTE G - OFFICER LOANS

As of June 30, 2008, the Company owes $6,673 to the Vice President of Operations for loans and unpaid salaries. These balances are non-interest bearing, unsecured, and have no fixed maturity dates.

NOTE H - SEGMENT INFORMATION
The Company has not pursued its wireless Internet connectivity business since 2003 and is currently operating in one segment.

NOTE I - RELATED PARTY TRANSACTIONS
As of June 30, 2008, the aggregate balance due to Tek, Ltd. (a company wholly owned by John C. Lee, the Company's Chairman and Chief Executive Officer) was $1,046,702. Due to the Company's lack of available funds requiring C.O.D. terms from most vendors, Tek purchases parts and leases equipment on behalf of and for the benefit of the Company and re-sells the materials or services to the Company at cost. During the six months ended June 30, 2008, Tek advanced funds to or on behalf of the Company of $138,040.

Effective May 2008, the Company entered into a Promissory Note Settlement Agreement with a former executive officer of the Company (former CEO) whereby 3,000,000 shares of restricted common stock of the Company was issued in exchange for debt previously owed by the Company to such person in the amount of $150,000.

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
June 30, 2008

In May 2008, the Company entered into a Debt Conversion Agreement with its CEO where the Company would issue up to 18,500,000 shares of restricted common stock in exchange for debt in the amount of $925,000. Such debt will be converted at the election of the Company at $0.05 per share. Conversion of such debt will be at the Company’s election but is expected to occur prior to the completion of a merger with Cellvine, Ltd. as disclosed in these Notes.

In May 2008, in connection with the Company execution of a Merger Agreement with Cellvine, Ltd., officers and other persons having employment agreements with the Company agreed to terminate such agreements and waive rights to severance in connection with the completion of the merger with Cellvine Ltd. In exchange, such officers will receive revised employment agreements and an aggregate of 6,000,000 shares of restricted common stock upon the closing of and conditional upon the merger with Cellvine Ltd.

NOTE J - COMMITMENTS AND OTHER COMMENTS

1.	Premises leases
On April 22, 2005, concurrent with the closing of the purchase of the building by Tek, the Company entered into a non-cancelable operating lease with Tek which commences on June 1, 2005 and expired on May 31, 2008. Tek is holding a security deposit of $5,500 in connection with this lease.

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was
$40,500 and $36,000 for the six months ended June 30, 2008 and 2007, respectively.

2.	Phoenix Opportunity Fund II, L.P.
On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), which was later rescinded. The Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at June 30, 2008 was $10,000. As yet, no action has been taken by Phoenix concerning this default.

NOTE K - SUBSEQUENT EVENTS

In July and August 2008, the Company received approximately $127,000 of additional private placement funds from various accredited investors in exchange for the issuance of either a newly authorized class of preferred stock (at $1.00 per share, convertible into common stock at a 100 for 1 basis) or the Company's common stock (at $0.01 per share).

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Results of Operations - The Three Months Ended June 30, 2008 Compared to the Three Months Ended June 30, 2007 .

Revenues for the three months ended June 30, 2008 increased by $32,840 from $42,200 to $75,040, or 89% compared to the same period in the preceding year. The sales increases were primarily attributable to amplifier purchases by Cellvine.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $153,610 or 104% of sales compared to $101,330 or 240% of sales during the same period for 2007. Gross margin for the three months ended June 30, 2008 amounted to a loss of $(3,275) ($145,166) compared to a loss of $(59,130) ((140)%), for the three months ended June 30, 2007. The improvement in gross margin was principally due to improved production efficiencies. While this was an improvement, we don't consider it meaningful since our production and sales levels were so low.

Selling, general and administrative expenses increased in 2008 by $123,960 to $235,648 from $111,688 in 2007. Expressed as a percentage of sales, the selling, general and administrative expenses were 416% in 2008 and 465% in 2007. The principal factors contributing to the increase were professional fees, mostly in connection with the Cellvine merger.

Research, engineering and development expenses were $94,860 or 215% of net sales for the three months ended June 30, 2008 compared to $110,819 or 505% of net sales in 2007. In 2008, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products.

Interest income was $NIL in 2008 and 2007 because we have had no available cash balances to invest.

Interest expense and tax penalties were $14,218 in 2008 compared to $29,809 in 2007 with the reduction attributable to a reduction in payroll tax liabilities outstanding.

Results of Operations - The Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007.

Revenues for the six months ended June 30, 2008 increased by $49,997 from $56,224 to $106,221, or 89% compared to the six months ended June 30, 2007.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $153,610 or 104% of sales compared to $145,166 or 240% of sales during the same period for 2007. The improvement in gross margin was principally due to increased sales volume. However, the analysis is not meaningful as sales are still too low to develop operating efficiencies to improve gross margins.

Selling, general and administrative expenses increased in 2008 by $180,343 to $441,896 from $261,553, in 2007. Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses were 416% in 2008 and 465% in 2007. The principal factors contributing to the increase were professional fees, mostly in connection with the Cellvine merger. Management believes that costs have been reduced about as low as operations can sustain.

Research, engineering and development expenses were 215% of net sales for the six months ended June 30, 2008 compared to 505% in 2007. In 2008 and 2007, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment rentals specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had no interest income in 2008 and 2007 because our excess cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.
Interest expense and tax penalties were $25,903 in 2008 compared to $44,947 in 2007 with the reduction attributable to a reduction in payroll tax liabilities outstanding.

As a result of the foregoing, the Company incurred net losses of $744,624 or $0.01 per share for the six months ended June 30, 2008 compared with net losses of $680,121 or $0.01 per share for the same period in 2007.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from private placements. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of June 30, 2008, we had an accumulated deficit of $28,749,996. Potential immediate sources of liquidity continued to be private placements of common stock.

As of June 30, 2008, our current liabilities exceeded our cash and receivables by $2,094,110. Our current ratio was 0.05 to 1.00, but our ratio of accounts receivable to current liabilities was only 0.03 to 1.00. While this indicates that we will have difficulty meeting our obligations as they come due, we are hopeful that the merger with Cellvine will help to mitigate this concern, although we may still have need for additional liquidity after its consummation. We are carrying $31,761 in inventory, of which $21,058 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of June 30, 2008, we had a bank overdraft of $35,758 compared to cash in banks of $13,917 at December 31, 2007. Accordingly, our cash position declined by $49,675 during 2008. Our cash used for operating activities was $629,827. We received proceeds from private placements of equity securities of $444,950 during the six months ended June 30, 2008. Tek, Ltd., a company wholly owned by John C. Lee, loaned the Company $138,040 during the six months ended June 30, 2008.

The allowance for doubtful accounts on trade receivables was $5,872 at June 30, 2008. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories decreased by $10,739 to $31,761 in 2008 compared to $42,500 at December 31 2007, a decrease of 25%.

The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, we could have difficulty meeting our working capital obligations over the next 12 months. While we may continue to have working capital concerns after the consummation of the merger with Cellvine, we believe that the merger will substantially reduce those concerns. Should we be unable to consummate the merger with Cellvine, and/or substantially improve our revenues, there may be serious adverse consequences and, accordingly, there remains substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that the merger with Cellvine will close on or before the scheduled date or at all. There can further be no assurance that any financing from other sources will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to consummate the Cellvine merger or obtain financing from other sources could have a material adverse effect on the Company's business, financial condition and results of operations.

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $4,977 of stock-based compensation for the three months ended June 30, 2008.

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

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which remained in effect during the six months ended June 30, 2008, there were no other changes during such quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note E to the Company's financial statements set forth in Part I.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the six months ended June 30, 2008, the Company issued securities as follows.

In February 2008, the Company issued 15,250,000 shares of restricted common stock to various accredited investors for aggregate gross proceeds of $215,000.

In May and June 2008, an escrow agent received investor funds of $225,000 representing the sale of 22,500,000 restricted common shares (or its equivalent) to various accredited investors in connection with a private placement.

Proceeds with respect to the amounts raised were for general working capital purposes and to repay outstanding liabilities related to payroll taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5. OTHER INFORMATION.
None.

ITEM 6. EXHIBITS
(a) (2) Exhibits
1.1(1)	Form of Underwriting Agreement
1.2(1)	Form of Selected Dealer Agreement
1.3(1)	Form of Agreement Among Underwriters
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Certificate of Merger (Delaware)
3.3(1)	Certificate of Merger (New Jersey)
3.4(1)	Agreement and Plan of Merger
3.5(1)	By-Laws of the Company
3.6(2)	Certificate of Designation of Series A Preferred Stock
3.7(3)	Certificate of Amendment to the Certificate of Incorporation
4.1(1)	Specimen Certificate for shares of Common Stock
4.2(1)	Specimen Certificate for Warrants
4.3(1)	Form of Underwriter’s Purchase Option
4.4(1)	Form of Warrant Agreement
10.1(1)	1996 Incentive Stock Option Plan
10.2(1)	Employment Agreement between the Company and Devendar S. Bains
10.3(1)	Employment Agreement between the Company and Tarlochan Bains
10.4(1)	Employment Agreement between the Company and Nirmal Bains
10.5	Intentionally Omitted
10.6	Intentionally Omitted
10.7(1)	Agreement between the Company and Electronic Marketing Associates, Inc.
10.8(1)	Agreement between the Company and Link Microtek Limited.
10.9(1)	Agreement between the Company and ENS Engineering.
10.10(4)	Settlement Agreement between John Chase Lee and the Company
10.11(5)	2005 Stock Option Plan
10.12*	Merger Agreement and Plan of Reorganization
14(6)	Code of Ethics

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the
Sarbanes- Oxley Act of 2002 (18 U.S.C. Sec. 1350).
31.2*	Certification of Principal Accounting Officer Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
32.1*	Written Statement of Principal Executive Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Written Statement of Principal Accounting Officer Pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2, No. 333-11015.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on August 3, 1999.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on November 9, 2005.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on July 21, 2005.
(5)	Incorporated by Reference to the Company’s Annual Report for December 31, 2005 on Form 10-KSB filed on April 6, 2006.
(6)	Incorporated by Reference to the Company’s Annual Report for December 31, 2006 on Form 10-KSB filed on May 18, 2007.
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.`

WI-TRON, INC.

Dated: August 19, 2008	By:	/s/ John C. Lee
	Name:	John C. Lee
	Title:	Chief Executive Officer and Director

Dated: August 19, 2008	By:	/s/ Tarlochan S. Bains
	Name:	Tarlochan S. Bains
	Title:	Vice President and Principal Accounting Officer

EXHIBIT INDEX

Exhibit
No.	Description
10.12	Merger Agreement and Plan of Reorganization
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. Sec. 1350).
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).