Form 10-Q
period 2008-09-30
Wi-Tron, Inc.
filed 2008-11-19
CIK 1016151

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008.

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

The number of shares outstanding of the Issuer's Common Stock, $.0001 Par Value, as of November 19, 2008 was 76,778,293.

WI-TRON, INC.
FORM 10-QSB
NINE MONTHS ENDED SEPTEMBER 30, 2008

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1 Financial Statements (Unaudited):

Balance Sheets	1-2

Statements of Operations	3

Statement of Changes in Stockholders' Deficiency	4

Statements of Cash Flows	5

Notes to Financial Statements	6-11

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations	12-15

Item 3. Controls and Procedures	16

PART II - OTHER INFORMATION

Item 1. Legal Proceedings	16
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	16
Item 4. Submission of Matters to a Vote of Security Holders..	16
Item 5. Other Information	17
Item 6. Exhibits	18

Signatures	19

Exhibit Index	20

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

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

WI-TRON, INC.
BALANCE SHEETS

ASSETS	September 30 2008	December 31 2007
	Unaudited
CURRENT ASSETS
Cash and cash equivalents	$-	$13,917
Accounts receivable, net of allowance for doubtful accounts of $9,000 and $702 in 2008 and 2007, respectively	4,625	7,834
Inventories	60,906	42,500
Prepaid expenses and other current assets	783	-

Total current assets	66,314	64,251

PROPERTY AND EQUIPMENT - AT COST
Machinery and equipment	587,276	587,276
Furniture and fixtures	43,750	43,750
Leasehold improvements	8,141	8,141
	639,167	639,167
Less accumulated depreciation and amortization	(633,212)	(629,965)
	5,955	9,202

SECURITY DEPOSITS AND OTHER NON-CURRENT ASSETS	5,500	5,500

Total Assets	$77,769	$78,953

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
BALANCE SHEETS
(Continued)

LIABILITIES AND STOCKHOLDERS' DEFICIENCY	September 30 2008	December 31 2007
	Unaudited
CURRENT LIABILITIES

Bank Overdraft	$633	$-
Secured note payable in connection with Phoenix investor rescinded agreement - payment in default	10,000	10,000
Notes payable issued in connection with private placement of common stock, including accrued interest of $56,510 (2008) and $43,016 (2007) - payment in default	356,516	343,016
Accounts payable	145,453	255,281
Accrued expenses and other current liabilities (including delinquent federal and state payroll taxes, penalties and interest aggregating $289,520 at September 30, 2008 and $263,322 at December 31, 2007	618,649	395,097
Loans payable to Tek, Ltd.	1,130,071	908,662
Advances from customers	42,450	-
Loans payable - officers	8,395	159,511
Total current liabilities	2,312,167	2,071,567

STOCKHOLDERS' (DEFICIENCY)

Convertible Preferred stock, Series D authorized 1,000,000 shares at $.0001 par value; issued and outstanding 472,480 shares at September 30, 2008 and no shares December 31, 2007, with a liquidation preference of $0.01 per share	47	-

Convertible Preferred stock, Series C authorized 5,000,000 shares of $.0001 par value; no shares issued or outstanding at September 30, 2008 and December 31, 2007 with a liquidation preference of $2.00 per share	-	-

Common stock - authorized, 100,000,000 shares of $.0001 par value; shares 76,778,293 and 50,028,293 shares issued and outstanding at September 30, 2008 and December 31 ,2007	7,678	5,003

Additional paid-in capital	27,111,737	26,007,755

Accumulated deficit	(29,353,860)	(28,005,372)

Total Stockholders' (Deficiency)	(2,234,398)	(1,992,614)

Total Liabilities and Stockholders' (Deficiency)	$77,769	$78,953

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF OPERATIONS (Unaudited)

	Three Months Ended			Nine Months Ended
	September 30			September 30
	2008		2007	2008	2007

Net sales		$24,872	16,000	$69,774	$72,225
Cost of goods sold		81,259	44,945	234,868	190,111

Gross (loss)		(56,387)	(28,945)	(165,094)	(117,886)

Operating expenses
Selling, general and administrative		158,182	102,923	687,155	364,476
Research, engineering and development		107,020	102,050	335,615	386,209
Total operating expenses		265,202	204,973	1,022,770	750,685

Operating loss		(321,589)	(233,918)	(1,187,864)	(868,571)

Nonoperating income (expenses)
Interest income and other income		-	-	169	-
Debt conversion and loan acquisition costs		-	-	(111,500)	-
Interest expense		(8,001)	(4,501)	(19,262)	(13,500)
Tax penalties and interest		(14,379)	(20,361)	(29,021)	(56,309)

Loss before income taxes.		(343,969)	(258,780)	(1,347,478)	(938,380)

Provision for income taxes		-	1,264	1,010	1,784

NET LOSS		$(343,969)	$(260,044)	$(1,348,488)	$(940,164)

Net loss per share - basic and diluted	$	NIL	$(0.01)	$(0.02)	$(0.02)

Weighted average number of shares outstanding		76,778,293	50,028,293	63,840,106	49,500,454

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIENCY
Nine Months Ended September 30, 2008

	Series D Preferred Stock		Common Stock
	Shares	Par Value	Shares	Par Value	Additional Paid-In Capital	Accumulated Deficit	Total

BALANCE AT DECEMBER 31, 2007	-	$-	50,028,293	$5,003	$26,007,755	$(28,005,372)	$(1,992,614)

Net loss for the nine months ended September 30, 2008						(1,348,488)	(1,348,488)

Private placement of common stock			15,250,000	1,525	213,475		215,000

Amortization of share based compensation					7,467		7,467

Common Stock issued to investor relations firm			2,500,000	250	87,250		87,500

Common Stock issued to Devendar Bains in settlement of debt			3,000,000	300	149,700		150,000

Conversion of debt into common shares			2,500,000	250	62,500		62,750

Partial conversion of Tek, Ltd. loan payable into common shares			1,700,000	170	65,830		66,000

Common shares issued to employee in lieu of salary			1,800,000	180	86,820		87,000

Private placement of Series D Preferred Stock, net of offering expenses of $36,250	472,480	47			430,940		430,987

BALANCE AT SEPTEMBER 30, 2008	472,480	$47	76,778,293	$7,678	$27,111,737	$(29,353,860)	$(2,234,398)

The accompanying notes are an integral part of these financial statements

WI-TRON, INC.
STATEMENTS OF CASH FLOWS - UNAUDITED

	Nine Months Ended September 30,
	2008	2007

Operating activities:
Net Loss	$(1,348,488)	$(940,164)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	3,247	3,248
Provision for doubtful accounts	-	9,000
Amortization of share based compensation	7,467	7,466
Debt and loan acquisition conversion costs	111,500	-
Interest accrued on notes payable issued in connection with private placement of common stock	13,500	13,500
Common shares issued to public relations firm	87,500	-
Common shares issued to employee in lieu of salary	87,000	-
Changes in assets and liabilities
Accounts receivable	3,209	14,996
Inventories	(18,406)	889
Prepaid expenses and other assets	(783)	-
Customer advances	42,450	-
Accounts payable and accrued expenses	113,724	309,989
Total adjustments	450,408	359,088
Net cash (used) for operating activities	(898,080)	(581,076)

Financing activities:
Overdraft	633	405
Advances from Tek, Ltd.	238,659	580,671
Officer loans	(1,116)	-
Proceeds from loan	50,000	-
Loan repayment	(50,000)	-
Net proceeds from private placement escrow in connection with subscription agreements for 472,480 shares of Series D Preferred Stock	430,987	-
Proceeds from private placements of common stock	215,000	-
Net cash provided by financing activities	884,163	581,076

DECREASE IN CASH	(13,917)	-

Cash at beginning of period	13,917	-

Cash at end of period	$-	$-

Supplemental disclosures of cash flow information:
Cash paid for: Interest	$-	$-
Income taxes	$1,010	$1,784

Non-cash financing activities

Conversion of Note Payable to Devendar Bains (former CEO) into 3,000,000 shares of restricted common stock	$150,000	$-

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
September 30, 2008

NOTE A - ADJUSTMENTS AND RECENT DEVELOPMENTS

In the opinion of management, all adjustments, consisting only of normal recurring adjustments necessary for a fair statement of (a) results of operations for the three month periods ended September 30, 2008 and 2007 (b) the financial position at September 30, 2008 (c) the statements of cash flows for the three month period ended September 30, 2008 and 2007 , and (d) the changes in stockholders' deficiency for the three month period ended September 30, 2008 have been made. The results of operations for the three months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year.

In February 2008, the Company entered into a letter of intent providing for the acquisition of all of the outstanding shares of Cellvine in exchange for 85% of the outstanding common stock of Wi-tron on a fully diluted basis, leaving the existing owners of the Company's common stock with 15% on a fully diluted basis. Among other things, the agreement provides for the conversion of the Tek, Ltd. debt ($1,130,071 at September 30, 2008) into common stock at $.05 per share. Pursuant to the merger, the Company will change its name to Cellvine. While the parties are still planning to consummate the merger, it has not as yet been completed. The ultimate date of completion, or whether the merger will actually be consumated, has not as yet been determined.

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

From May through September 2008, the Company received net proceeds of $430,987 from escrow representing the net proceeds of the private placement sale to accredited investors of 472,480 shares of unregistered Series D Preferred Stock. Series D Preferred stock is convertible into 100 shares of Common Stock at the rate of 100 shares of common to each share of preferred. The preferred shares provide for a liquidation preference of $.01 per share and full voting rights. The subscription agreements provide for full anti-dilution rights in connection with the Cellvine merger.

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

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
September 30, 2008

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. As further discussed in Note F, the Company incurred losses of WI-TRON, INC. for the nine months ended September 30, 2008, has no cash and its working capital declined by $238,537 to a deficiency of $2,245,853 since the beginning of the fiscal year. Current liabilities exceed cash and receivables by $2,307,542 indicating that the Company will have substantial difficulty meetings its financial obligations for the balance of this fiscal year. These factors raise substantial doubt as to the Company's ability to continue as a going concern. Recently, operations have been funded by loans from the Chief Executive Officer and private placements of common stock.

NOTE C - STOCKHOLDERS' EQUITY

1. Warrants and Options

At September 30, 2008, the following 1,370,000 warrants, remained outstanding:

(1)  20,000 exercisable at $1.00 through May 2010
(2)  600,000 exercisable at $.20 through August 2009
(3) 750,000 exercisable at $.20 through August 2009

At September 30, 2008, the Company had employee stock options outstanding to acquire 2,800,000 shares of common stock at exercise prices of $0.15 to $.20 per share.

2. Private Placements of Common Stock and Debt

From May through September 2008, the Company received $430,987 from escrow representing the net proceeds of the private placement sale to accredited investors of 472,480 shares of unregistered Series D Preferred Stock. Series D Preferred stock is convertible into 100 shares of Common Stock at the rate of 100 shares of common to each share of preferred. The preferred shares provide for a liquidation preference of $.01 per share and full voting rights. The subscription agreements provide for full anti-dilution rights in connection with the Cellvine merger. In connection with and out of the proceeds of this private placement, an agent was paid $36,250 in compensation.

In February 2008, the Company received $215,000 in proceeds from the private placement of 15,250,000 shares of restricted common stock to accredited investors.

In August 2005, the Company completed a private placement of common stock and notes payable. These notes with a total balance of $356,516 including accrued interest of $56,510 remain unpaid at September 30, 2008. No actions have been taken by the note holders to collect the balance up to and since September 30, 2008 through the date of this filing.

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
September 30, 2008

3. Stock based Compensation and Other Equity Transactions

In March 2008, the Company issued an aggregate of 1,800,000 shares of Common Stock to an employee in lieu of compensation, valued $87,500 at the dates of the transactions.

In March 2008, the Company issued an aggregate of 1,700,000 shares of restricted Common Stock to John Lee and his designees in exchnage for reduction of debt to Tek, Ltd. in the amount of $17,000. Such shares were valued at $66,000 at the respective dates of issuance, resulting in a charge to operations of $49,000.

In March 2008, the Company issued 2,500,000 of restricted common stock to an accredited investor in compensation for a loan of $50,000. The loan was repaid in August 2008.

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

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
September 30, 2008

NOTE F - LIQUIDITY

The Company's financial statements have been presented on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The liquidity of the Company has been adversely affected in recent years by significant losses from operations. The Company has incurred losses of $1,348,488 and $940,164 for the nine months ended September 30, 2008 and 2007, respectively.

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

NOTE G - OFFICER LOANS

As of September 30, 2008, the Company owes $8,395 to the Vice President of Operations for loans and unpaid salaries. These balances are non-interest bearing, unsecured, and have no fixed maturity dates.

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
September 30, 2008

NOTE H - SEGMENT INFORMATION

The Company has not pursued its wireless Internet connectivity business since 2003 and is currently operating in one segment.

NOTE I - RELATED PARTY TRANSACTIONS

As of September 30, 2008, the aggregate balance due to Tek, Ltd. (a company wholly owned by John C. Lee, the Company's Chairman and Chief Executive Officer) was $1,130,071. Due to the Company's lack of available funds requiring C.O.D. terms from most vendors, Tek purchases parts and leases equipment on behalf of and for the benefit of the Company and re-sells the materials or services to the Company at cost. During the nine months ended September 30, 2008, Tek advanced funds to or on behalf of the Company of $238,659.

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

Rent expense, including the Company's share of real estate taxes, utilities and other occupancy costs, was $60,750 and $54,000 for the nine months ended September 30, 2008 and 2007, respectively.

WI-TRON, INC.
Notes to Financial Statements (Unaudited)
September 30, 2008

2. Phoenix Opportunity Fund II, L.P.

On January 28, 2004, the Company entered into a Subscription Agreement (the "Agreement") with Phoenix Opportunity Fund II, L.P. ("Phoenix"), which was later rescinded. The Company agreed to pay Phoenix in settlement, which included a $40,000 secured promissory note due March 31, 2005, and bearing interest at the rate of eight percent per annum secured by substantially all the assets of the Company. The Company did not make all of the required payments due under the Phoenix rescission agreement, and the Company remains currently delinquent. The balance due on the note at September 30, 2008 was $10,000. As yet, no action has been taken by Phoenix concerning this default.

PART I - FINANCIAL INFORMATION

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

Financial Condition and Results of Operations

Results of Operations - The Three Months Ended September 30, 2008 Compared to the Three Months Ended September 30, 2007 .

Revenues for the three months ended September 30, 2008 increased by $8,872 from $16,000 to $24,872, or (3)% compared to the same period in the preceding year. The sales increases were primarily attributable to amplifier purchases by Cellvine.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $234,868 or 337% of sales compared to $190,111 or 263% of sales during the same period for 2007. Gross margin for the three months ended September 30, 2008 amounted to a loss of $(56,387) compared to a loss of $(28,945) for the three months ended September 30, 2007.

Selling, general and administrative expenses increased in 2008 by $55,259 to $158,182 from $102,923 in 2007. Expressed as a percentage of sales, the selling, general and administrative expenses were 985% in 2008 and 505% in 2007. The principal factors contributing to the increase were professional fees mostly in connection with the Cellvine merger.

Research, engineering and development expenses were $107,020 or 481% of net sales for the three months ended September 30, 2008 compared to $102,050 or 535% of net sales in 2007. In 2008, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA with DSP control. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment purchases specifically for the design and testing of the prototype products.

Interest income was $NIL in 2008 and 2007 because we have had no available cash balances to invest.

Interest expense and tax penalties were $22,380 in 2008 compared to $24,862 in 2007 with the reduction attributable to a reduction in payroll tax liabilities outstanding.

Results of Operations - The Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007.

Revenues for the nine months ended September 30, 2008 decreased by $(2,451) from $72,225 to $69,774, or (3)% compared to the nine months ended September 30, 2007.

The Company has continued to develop and refine its amplifier products for the wireless communications market. Sales and marketing efforts have been focused on Asian markets.

Cost of sales was $234,868 or 337% of sales compared to $190,111 or 281% of sales during the same period for 2007. The improvement in gross margin was principally due to increased sales volume. However, the analysis is not meaningful as sales are still too low to develop operating efficiencies to improve gross margins.

Selling, general and administrative expenses increased in 2008 by $322,679 to $687,155 from $364,476, in 2007. Expressed as a percentage of sales, the selling, general and administrative (SG&A) expenses were 985% in 2008 and 505% in 2007. The principal factors contributing to the increase were professional fees, mostly in connection with the Cellvine merger.

Research, engineering and development expenses were $335,615 or 481% of net sales for the nine months ended September 30, 2008 compared to $386,209 or 535% of net sales in 2007. In 2008 and 2007, the principal activity of the business related to the design and production of product for OEM manufacturers, particularly for the W-CDMA amplifier and 3.5 GHz single channel products and refinements to the High Speed Internet products. The research, engineering and development expenses consist principally of salary cost for engineers and the expenses of equipment rentals specifically for the design and testing of the prototype products. The Company's research and development efforts are influenced by available funds and the level of effort required by the engineering staff on customer specific projects.

We had interest income of $169 in 2008 and $NIL in 2007 because our excess cash balances which we have historically temporarily invested in interest bearing accounts have been fully depleted.

Interest expense was $19,262 for 2008 compared to $13,500 in 2007, wth much of the increase related to Loans Payable to Tek, Ltd. Tax penalties and interest were $29,021 in 2008 compared to $56,309 in 2007 with the reduction attributable to a reduction in older payroll tax delinquencies.

We incrurred non-cash charges aggergating $111,500 in connection stock issuances for a loan from an accredited investor and the partial conversion of debt due to Tek, Ltd.

As a result of the foregoing, the Company incurred net losses of $1,348,488 or $0.02 per share for the nine months ended September 30, 2008 compared with net losses of $940,164 or $0.02 per share for the same period in 2007.

Liquidity and Capital Resources

Liquidity refers to our ability to generate adequate amounts of cash to meet our needs. We have been generating the cash necessary to fund our operations from private placements. We have incurred a loss in each year since inception. It is possible that we will incur further losses, that the losses may fluctuate, and that such fluctuations may be substantial. As of September 30, 2008, we had an accumulated deficit of $29,353,860. Potential immediate sources of liquidity continued to be private placements of common stock short-term loans and advances from Tek, Ltd..

As of September 30, 2008, our current liabilities exceeded our cash and receivables by $2,307,542. Our current ratio was 0.03 to 1.00, but our ratio of accounts receivable to current liabilities was only - to 1.00. While this indicates that we will have difficulty meeting our obligations as they come due, we are hopeful that the merger with Cellvine will help to mitigate this concern, although we may still have need for additional liquidity after its consummation. We are carrying $60,906 in inventory, of which $53,552 represents component parts. Because of the lead times in our manufacturing process, we will likely need to replenish many items before we use everything we now have in stock. Accordingly, we will need more cash to replenish our component parts inventory before we are able realize cash from all of our existing inventories.

As of September 30, 2008, we had a bank overdraft of $633 compared to cash in banks of $13,917 at December 31, 2007. Accordingly, our cash position declined by $14,550 during 2008. Our cash used for operating activities was $898,080. We received proceeds from private placements of equity securities of $645,987 during the nine months ended September 30, 2008. Tek, Ltd., a company wholly owned by John C. Lee, loaned the Company $238,659 during the nine months ended September 30, 2008.

The allowance for doubtful accounts on trade receivables was $9,000 at September 30, 2008. Because of our relatively small number of customers and low sales volume, accounts receivable balances and allowances for doubtful accounts do not reflect a consistent relationship to sales. We determine our allowance for doubtful accounts based on a specific customer-by-customer review of collectiblity.

Our inventories increased by $18,406 to $60,906 in 2008 compared to $42,500 at December 31 2007, a increase of 43%.

The Company continues to explore strategic relationships with ISP's, customers and others, which could involve jointly developed products, revenue-sharing models, investments in or by the Company, or other arrangements. There can be no assurance that a strategic relationship can be consummated.

With no remaining cash and no near term prospects of private placements, options or warrant exercises and reduced revenues, we could have difficulty meeting our working capital obligations over the next 12 months. While we may continue to have working capital concerns after the consummation of the merger with Cellvine, we believe that the merger will substantially reduce those concerns. Should we be unable to consummate the merger with Cellvine, and/or substantially improve our revenues, there may be serious adverse consequences and, accordingly, there remains substantial doubt in our ability to remain in business over the next 12 months. There can be no assurance that the merger with Cellvine will close. There can further be no assurance that any financing from other sources will be available to the Company on acceptable terms, or at all. If adequate funds are not available, the Company may be required to delay, scale back or eliminate its research, engineering and development or manufacturing programs or obtain funds through arrangements with partners or others that may require the Company to relinquish rights to certain of its technologies or potential products or other assets. Accordingly, the inability to consummate the Cellvine merger or obtain financing from other sources could have a material adverse effect on the Company's business, financial condition and results of operations.

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

5. STOCK-BASED EMPLOYEE COMPENSATION
The proforma disclosures previously permitted are no longer an alternative to financial statement recognition. Accordingly, the Company has adopted FASB Statement No. 123R and has recognized $94,467 of stock-based employee compensation for the nine months ended September 30, 2008.

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

Item 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934 (the"Exchange Act"), the Company's management, with the participation of the Company's Chief Executive Officer ("CEO") and Principal Financial Officer, evaluated the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report in reaching a reasonable level of assurance that the information required to be disclosed by the Company in the reports that it files with the Securities and Exchange Commission (“SEC”) is recorded, processed, summarized and reported within the time period specified in the SEC's rules and forms. Based upon that evaluation, the CEO and Principal Financial Officer concluded that the Company's disclosure controls and procedures continued to be ineffective as of the end of the period covered by this report. The evaluation further disclosed an additional material weakness in the areas of revenue recognition.

As required by Exchange Act Rule 13a-15(d), the Company's management, including the Chief Executive Officer and Principal Financial Officer, conducted an evaluation of the Company's internal control over financial reporting to determine whether any changes occurred during the fiscal quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. Based on that evaluation, other than the changes reported in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2007, which remained in effect during the nine months ended September 30, 2008, there were no other changes during such quarter.

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS
See Note E to the Company's financial statements set forth in Part I.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
During the nine months ended September 30, 2008, the Company issued securities as follows.

In February 2008, the Company issued 15,250,000 shares of restricted common stock to various accredited investors for aggregate gross proceeds of $215,000.

From May through September 2008, the Company received $430,987 from escrow representing the net proceeds of the private placement sale to accredited investors of 472,480 shares of unregistered Series D Preferred Stock. Series D Preferred stock is convertible into 100 shaes of Common Stock at the rate of 100 shares of common to each share of preferred. The preferred shares provide for a liquidation preference of $.01 per share and full voting rights. The subscription agreements provide for full anti-dilution rights in connection with the Cellvine merger.

Proceeds with respect to the amounts raised were for general working capital purposes and to repay outstanding liabilities related to payroll taxes.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
None.

ITEM 5.  OTHER INFORMATION.
None.

ITEM 6.  EXHIBITS
(a) (2) Exhibits
1.1(1)	Form of Underwriting Agreement
1.2(1)	Form of Selected Dealer Agreement
1.3(1)	Form of Agreement Among Underwriters
3.1(1)	Certificate of Incorporation of the Company
3.2(1)	Certificate of Merger (Delaware)
3.3(1)	Certificate of Merger (New Jersey)
3.4(1)	Agreement and Plan of Merger
3.5(1)	By-Laws of the Company
3.6(2)	Certificate of Designation of Series A Preferred Stock
3.7(3)	Certificate of Amendment to the Certificate of Incorporation
4.1(1)	Specimen Certificate for shares of Common Stock
4.2(1)	Specimen Certificate for Warrants
4.3(1)	Form of Underwriter’s Purchase Option
4.4(1)	Form of Warrant Agreement
10.1(1)	1996 Incentive Stock Option Plan
10.2(1)	Employment Agreement between the Company and Devendar S. Bains
10.3(1)	Employment Agreement between the Company and Tarlochan Bains
10.4(1)	Employment Agreement between the Company and Nirmal Bains
10.5	Intentionally Omitted
10.6	Intentionally Omitted
10.7(1)	Agreement between the Company and Electronic Marketing Associates, Inc.
10.8(1)	Agreement between the Company and Link Microtek Limited.
10.9(1)	Agreement between the Company and ENS Engineering.
10.10(4)	Settlement Agreement between John Chase Lee and the Company
10.11(5)	2005 Stock Option Plan
10.12(7)	Merger Agreement and Plan of Reorganization
14(6)	Code of Ethics

31.1*	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. Sec. 1350).
31.2*	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
32.1*	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2*	Written Statement of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).

(1)	Incorporated by Reference to the Company’s Registration Statement on Form SB-2, No. 333-11015.
(2)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on August 3, 1999.
(3)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on November 9, 2005.
(4)	Incorporated by Reference to the Company’s Current Report on Form 8-K filed on July 21, 2005.
(5)	Incorporated by Reference to the Company’s Annual Report for December 31, 2005 on Form 10-KSB filed on April 6, 2006.
(6)	Incorporated by Reference to the Company’s Annual Report for December 31, 2006 on Form 10-KSB filed on May 18, 2007.
(7)	Incorporated by Reference to the Company’s Quarterly Report for June 30, 2008 on Form 10-Q filed on August 19, 2008.
* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WI-TRON, INC.

Dated: November 19, 2008	By:	/s/ John C. Lee
Name: John C. Lee
Title: Chief Executive Officer and Director

Dated: November 19, 2008	By:	/s/ Tarlochan S. Bains
Name: Tarlochan S. Bains
Title: Vice President and Principal Accounting Officer

EXHIBIT INDEX

Exhibit No.	Description
10.12	Merger Agreement and Plan of Reorganization
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes- Oxley Act of 2002 (18 U.S.C. Sec. 1350).
31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Sec. 1350).
32.1	Written Statement of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).
32.2	Written Statement of Principal Accounting Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350).